Form 10-Q
period 1997-09-30
PHYSICIANS QUALITY CARE INC
filed 1997-12-29
CIK 947569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     September 30, 1997
                              ----------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                              ------------------    ------------------------

               Commission file number   333-26137
                                      ---------------------


                         Physicians Quality Care, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                         04-3267297
-------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     950 Winter Street, Suite 2410, Waltham, Massachusetts              02154
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code  (617) 890-5560
                                                   -----------------------------
     Not Applicable
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Indicate by check [x] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes           No    [x]
                                              ---------    ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of issuer's common stock, as of September 30, 1997 was: 7,482,583 shares of Class A Common Stock, $.01 par value, 2,809,296 shares of Class B-1, $.01 par value, 1,790,704 shares of Class B-2 Common Stock, $.01 par value, and 7,692,309 shares of Class C Common Stock, $.01 par value.

                         PHYSICIANS QUALITY CARE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                  Page
                                                                  ----
Part I       FINANCIAL INFORMATION

Item 1.      Balance Sheets as of December 31, 1996 and
             September 30, 1997..................................   1

             Statements of Operations for the nine months
             ended September 30, 1996 and 1997...................   3

             Statements of Operations for the three
             months ended September 30, 1996 and 1997............   4

             Statements of Cash Flows for the nine months
             ended September 30, 1996 and 1997...................   5

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......   9

Part II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K....................   14

Signatures   ....................................................   15

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          Physicians Quality Care, Inc.
                                 Balance Sheets

                                                                                                       (Unaudited)
                                                                                December 31,          September 30,
                                                                                   1996                   1997
                                                                             ---------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                  $   136,926            $18,380,715
      Prepaid expense                                                                 58,776                140,998
      Due from related parties                                                     1,694,687              5,856,868
      Other current assets                                                            25,380                 45,468
                                                                             ---------------------------------------
Total current assets                                                               1,915,769             24,424,049

Long-term affiliation agreements, less accumulated
      amortization of $284,643 and $1,204,313 in 1996 and
      1997 (unaudited), respectively                                              32,401,305             33,202,288
Deferred affiliation and equity offering costs                                       137,831              1,382,486
Property and equipment, net                                                          214,008              1,002,922
Other assets                                                                         120,660                255,989
Deferred tax asset                                                                   608,171                652,384
                                                                             ---------------------------------------
Total assets                                                                     $35,397,744            $60,920,118
                                                                             =======================================

Liabilities and stockholders' equity (deficit)
Current liabilities:
      Accounts payable                                                           $ 1,217,630            $   376,340
      Accrued compensation                                                           218,893                235,608
      Accrued expenses                                                             1,053,892                161,542
      Income taxes payable                                                            69,708                (25,192)
      Current portion of long term debt                                              200,000                      -
      Current portion of capital lease obligations                                    15,685                      -
                                                                             ---------------------------------------
Total current liabilities                                                          2,775,808                748,298

Capital lease obligations, less current maturities                                    55,867                400,000
Deferred taxes                                                                     1,073,048              1,083,048


See accompanying notes to unaudited financial statements and management's discussion and analysis

                         Physicians Quality Care, Inc.
                                 Balance Sheets

                                                                                                       (Unaudited)
                                                                                December 31,          September 30,
                                                                                   1996                   1997
                                                                             ---------------------------------------
Commitments and contingencies

Common stock, subject to put, 12,740,589 and 13,313,082 shares authorized, issued and outstanding at December 31, 1996
      and September 30, 1997, (unaudited), respectively                           31,851,473             39,939,247

Stockholders' equity (deficit):
      Class A common stock, $.01 par value, 75,000,000 shares authorized,
          7,236,033 and 8,495,083 shares issued and 6,223,533 and 7,482,583 outstanding at December 31, 1996
          and September 30, 1997, (unaudited), respectively                           72,359                 84,949
      Class B-1, common stock, .01 par value, 15,267,915
          shares authorized, 2,442,866 and 2,809,296 shares issued and outstanding at December 31, 1996 and September 30, 1997,
          (unaudited), respectively                                                   24,429                 28,093
      Class B-2, common stock, .01 par value, 9,732,085
          shares authorized, 1,557,134 and 1,790,704 shares issued and outstanding at December 31, 1996 and September 30, 1997,
          (unaudited), respectively                                                   15,571                 17,907
      Class C, common stock, .01 par value, 13,846,155 shares
          authorized, 7,692,309 shares issued and outstanding
          at September 30, 1997, (unaudited)                                               -                 76,923
      Preferred stock, $.01 par value, 10,000 shares authorized                            -                      -
Additional paid-in-capital                                                        21,117,623             50,469,972
Accumulated deficit                                                              (21,578,309)           (31,918,194)
Less treasury stock, at cost, 1,012,500 shares at December 31, 1996 and
       September 30, 1997, (unaudited), respectively                                 (10,125)               (10,125)
                                                                             ---------------------------------------
Total stockholders' equity (deficit)                                                (358,452)            18,749,525
                                                                             ---------------------------------------

Total liabilities and stockholders' equity                                       $35,397,744            $60,920,118
                                                                             =======================================

See accompanying notes to unaudited financial statements and management's discussion and analysis

                         Physicians Quality Care, Inc.
                           Statements of Operations

                                                                       (Unaudited)
                                                                For the nine months ended
                                                                       September 30
                                                         --------------------------------------
                                                               1996                    1997
                                                         --------------------------------------
Net patient service revenue                                 $1,069,767             $31,835,291
Less:  amounts retained by physician groups                    448,140              10,962,567
                                                         --------------------------------------
Management fee revenue                                         621,627              20,872,724

Operating expenses:
       Nonphysician salaries and benefits                      295,807              10,036,349
       Other practice expenses                                 215,967               2,172,748
       General corporate expenses                            3,221,392              10,229,627
       Depreciation and amortization                            74,286               1,463,371
       Provision for bad debts                                  51,843                 835,916

                                                         --------------------------------------
Total expenses                                               3,859,295              24,738,011
                                                         --------------------------------------

Operating loss                                              (3,237,668)             (3,865,287)

Other income (expense):
       Interest income                                          67,315                 311,301
       Interest expense                                       (100,735)               (129,358)
                                                         --------------------------------------
                                                               (33,420)                181,943
                                                         --------------------------------------

Loss before income taxes                                    (3,271,088)             (3,683,344)
Income tax provision                                             9,400                       -

                                                         ======================================
Net loss                                                   ($3,280,488)            ($3,683,344)
                                                         ======================================

Net loss available to common stock                        ($17,717,336)           ($10,339,885)
                                                         ======================================

Net loss per common share                                       ($1.92)                 ($0.36)
                                                         ======================================

Weighted average common shares
  outstanding                                                9,228,584              28,528,490
                                                         ======================================

See accompanying notes to unaudited financial statements and management's discussion and analysis

                         Physicians Quality Care, Inc.
                           Statements of Operations

                                                                             (Unaudited)
                                                                      For the three months ended
                                                                             September 30
                                                                ----------------------------------
                                                                      1996                 1997
                                                                ----------------------------------
Net patient service revenue                                         $1,069,767        $10,613,635
Less:  amounts retained by physician groups                            448,140          3,495,121
                                                                ----------------------------------
Management fee revenue                                                 621,627          7,118,514

Operating expenses:
      Nonphysician salaries and benefits                               295,807          3,463,602
      Other practice expenses                                          111,787            752,930
      General corporate expenses                                     1,082,706          3,595,060
      Depreciation and amortization                                     57,977            505,010
      Provision for bad debts                                           51,843            280,335

                                                                ----------------------------------
Total expenses                                                       1,600,120          8,596,937
                                                                ----------------------------------

Operating loss                                                        (978,493)        (1,478,423)

Other income (expense):
      Interest income                                                   18,931            274,508
      Interest expense                                                  (7,576)           (23,533)
                                                                ----------------------------------
                                                                        11,355            250,975
                                                                ----------------------------------

Loss before income taxes                                              (967,138)        (1,227,448)
Income tax provision                                                         -                  -

                                                                ----------------------------------
Net loss                                                             ($967,138)       ($1,227,448)
                                                                ==================================

Net loss available to common stock                                ($15,403,986)       ($1,227,448)
                                                                ==================================

Net loss per common share                                               ($1.42)            ($0.04)
                                                                ==================================

Weighted average common shares outstanding                          10,870,020         34,002,120
                                                                ==================================

See accompanying notes to unaudited financial statements and management's discussion and analysis

                          PHYSICIANS QUALITY CARE INC.
                             STATEMENTS OF CASH FLOW


                                                                                                     (Unaudited)
                                                                                            For the nine months ended
                                                                                                       Sept 30
                                                                                      ----------------------------------------
                                                                                             1996                   1997
                                                                                      ----------------------------------------
Operating activities
Net loss                                                                                  $ (3,280,488)          $ (3,683,344)
Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                                          74,286              1,463,371
         Interest accretion on convertible promissory note                                      90,000                      -
         Changes in operation assets and liabilities, net of effects of business acquisitions:
                 Increase in due from related parties                                         (689,933)            (4,162,181)
                 Increase in prepaid expenses and other assets                                (198,201)              (281,852)
                 Increase (Decrease) in accounts payable, accrued
                     compensation and accrued expenses                                         501,988             (1,716,925)
                 Decrease in income taxes payable                                              (25,792)               (84,900)
                                                                                      ----------------------------------------
Net cash used in operating activities                                                       (3,528,140)            (8,465,831)
                                                                                      ----------------------------------------

Investing activities
Purchase of property and equipment                                                            (149,653)              (816,949)
(Increase) decrease in deferred acquisition costs                                              272,425               (242,754)
Cash paid for affiliation costs                                                             (1,241,599)              (662,804)
Cash paid for affiliations                                                                   (2,794,544)              (831,231)

                                                                                      ----------------------------------------
Net cash used in investing activities                                                       (3,913,371)            (2,553,738)
                                                                                      ----------------------------------------

Financing activities
Proceeds from issuance of common stock, net of
         issuance costs                                                                      5,094,872             29,447,862
Proceeds from bridge financing                                                               1,000,000                      -
Proceeds from note payable and capital lease                                                    85,000              3,900,000
(Increase) decrease in deferred financing costs                                                (73,524)                18,196
Payments on capital lease obligations and note payable                                          (9,694)            (3,771,552)
Cash paid for Debt issuance cost                                                                     -               (331,148)

                                                                                      ----------------------------------------
Net cash provided by financing activities                                                    6,096,654             29,263,358
                                                                                      ----------------------------------------

Net increase (decrease) in cash and cash equivalents                                        (1,344,857)            18,243,789
Cash and cash equivalents at beginning of period                                             3,479,781                136,926

                                                                                      ========================================
Cash and cash equivalents at end of period                                                 $ 2,134,924           $ 18,380,715
                                                                                      ========================================

See accompanying notes to unaudited financial statements and management's discussion and analysis

                         Physicians Quality Care, Inc.

                    Notes to Unaudited Financial Statements
         Three Months and Nine Months Ended September 30, 1997 and 1996


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of Physicians Quality Care, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and in accordance with Rule 10-01 of Regulation S-X.

     In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results for the full year.

     These unaudited financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and notes thereto included in the Company Registration Statement on Form S-1, as amended (No. 333-26137), dated November 12, 1997.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

(2)  Net Loss Per Common Share
     -------------------------

     Net loss per share of common stock is computed by dividing the net loss available to common stock by the weighted-average number of shares of common and common equivalent shares outstanding during each period presented. The net loss available to common stock reflects the accretion of common stock subject to put to fair value at September 30, 1997 and December 31, 1996. The effect of options and warrants is not considered as it would be antidilutive. Fully diluted loss per share is not presented because the effect would be antidilutive.

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which is required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS 128 on the calculation of net loss per common share for the three and nine months ended September 30, 1997 and September 30, 1996 is not expected to be material.

                         Physicians Quality Care, Inc.

                    Notes to Unaudited Financial Statements
         Three Months and Nine Months Ended September 30, 1997 and 1996


(3)  Affiliations
     ------------

     In January and February 1997, the Company entered into affiliation arrangements with 6 physicians located in the Springfield, Massachusetts area. Through mergers and asset purchases, the physician's practices were transferred to an affiliate of the Company and the physicians became employees of the affiliate. The aggregate total consideration paid to the physicians or their practices was approximately $2.3 million, of which $900,000 was paid in cash and $1.4 million was paid by the issuance of approximately 600,000 shares of the Company's Class A Common Stock.

(4)  Common Stock Issuances
     ----------------------

     In February 1997 and June 1997, the Company issued 472,000 share of Class A Common Stock for $1,180,000 and 410,400 shares of Class A Common Stock for $1,026,000, respectively, to stockholders and friends of the Company.

     In April 1997, the Company issued 600,000 shares of Class B Common Stock to its institutional investors for a total consideration of $1,500,000.

     In April 1997, the Company issued 80,250 shares of Class A Common Stock in connection with exercised employee stock options.

     On June 20, 1997, the Company issued 7,692,309 shares and warrants to purchase 7,692,309 shares of Class C Common Stock for a total consideration of $25,000,000 to its institutional and other investors.

(5)  Subsequent Events
     -----------------

     On October 24, 1997, the Company acquired a 50% interest in two related physician network management companies in Atlanta, Georgia. The two entities, TLC Management Company, Inc. and Total Quality Practice Management, Inc., manage payor contracting for a 350-physician network in Georgia. The network currently serves approximately 4,500 covered lives, the Company's investment, which totals $5 million in cash, was used to repurchase the stock of certain existing shareholders, repay indebtedness, and provide working capital for the growth and development of the network.

                         Physicians Quality Care, Inc.

                    Notes to Unaudited Financial Statements
         Three Months and Nine Months Ended September 30, 1997 and 1996


     On December 1, 1997, the Company through its affiliate Flagship Health, P.A., a Maryland professional association ("Flagship"), merged with Clinical Associates P.A., a Maryland professional association ("Clinical"), pursuant to which Clinical became affiliated with the Company and subject to a services agreement between the Company and Flagship. The Company paid the Clinical stockholders and optionholders an aggregate of $3 million in cash and 4.8 million shares of the Company's Class A Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The following discussion should be read in conjunction with the Company's Unaudited Financial Statements and Notes thereto included elsewhere in this documents.

OVERVIEW

     The Company affiliates with and operates multi-specialty medical practice groups. The first physician affiliation with Medical Care Partners, P.C., a Massachusetts professional corporation (the "Springfield Affiliated Group"), was completed on August 30, 1996 with 32 physicians in the Springfield, Massachusetts and Enfield, Connecticut area and subsequently the Company has established affiliations with physicians groups in Baltimore, Maryland (together with the Springfield Affiliated Group, the "Affiliated Groups") and has acquired a 50% interest in an independent provider association ("IPA") in Atlanta, Georgia. As of December 1, 1997, the Company has affiliations or IPA arrangements with the following physicians:



                             Affiliated Physicians
                             ---------------------
            Maryland             Massachusetts         Georgia
            --------             -------------         -------
              132                      41                 0

                                IPA Physicians
                                --------------
            Maryland             Massachusetts         Georgia
            --------             -------------         -------
              0                        0                350

     The Company is working with these groups of physicians to improve operating practices and to obtain managed care contracts.

     Most of the Company's revenue in 1997 and 1996 was earned under physician management service agreements. Management fee revenue consists of the net revenues of the physician practices, less amounts retained by physician groups. Under the management service agreements, the Company can improve its management fee revenues by increasing the patient care revenue of its Affiliated Groups, whether through improved billing and operating efficiency, additional patient encounters or increase capitated revenues, and controlling the expenses of Affiliated Groups. To the extent that patient revenue increases at a greater rate than practice expenses, the Company's management fee revenue will increase. Conversely, if the Company is not able to control practice expense or assist the Affiliated Groups in increasing patient care revenue, the Company will earn no or only a limited management fee.

     The Company's and its Affiliated Group's revenues are derived from governmental programs, managed care payors and traditional fee-for-service arrangements. The following table sets forth the approximate percentage of revenues received by the physician practices that were affiliated with the Company at September 30, 1997 and during the nine month period ended September 30, 1997:

          Medicare                             31.00%

          Medicaid                              4.00%

          Capitated Managed Care                5.00%
           Contracts

          Fee for Service                      55.00%

          Other                                 5.00%
                                              ------

                                              100.00%
                                              ======


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 and Nine Months Ended September 30, 1996

     During the nine months ended September 30, 1996, the Company was primarily in a development and start up phase. The first affiliation with 32 Springfield, Massachusetts physicians was completed on August 30, 1996. Prior to this date, the Company had no revenues. On December 11, 1996, the Company affiliated with 59 physicians in the greater Baltimore-Annapolis, Maryland area. During January and February 1997, the Company affiliated with six physicians in the Springfield, Massachusetts area.

     The completion of the Springfield and Baltimore affiliations resulted in the Company having net revenues of approximately $31.8 million for the nine months ended September 30, 1997 compared to approximately $1.1 million for the comparable period in 1996. The net revenue for the nine months ended September 30, 1996 represented one month of operations of the initial Springfield affiliation.

     The increase in revenues was more than offset by increases in operating expenses. The affiliation transactions resulted in the addition of physician salaries and benefits, non-physician salaries and benefits, other practice expenses, provision for bad debt, and depreciation and amortization. Prior to the completion of the first affiliation transaction, the Company incurred general corporate home office expenses only. During the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, the amounts retained by physician groups, which represents physician salaries and benefits, increased approximately $10.5 million;

nonphysician salaries and benefits, which represents salaries and benefits for staff engaged in the physicians practice, increased approximately $9.7 million; other practice expenses, which represent primarily occupancy related costs of physicians practices, increased approximately $1.9 million and provision for bad debt increased approximately $.8 million. These increases in the physician affiliation expenses resulted primarily from physician affiliations in December 1996 and in January and February 1997 as well as having nine months of operations in 1997 for the Company's first physician affiliation as compared to one month of operations during the nine months ended September 30, 1996.

     General corporate expenses consist of non-salary and non-occupancy expenses of affiliated physician practices, and all costs, except depreciation and amortization, of the Company's corporate home office and regional operations. The increase in general corporate expenses of approximately $7 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was primarily due to the increase in physician practice affiliations as well as increases in corporate home office and corporate regional operations staff to support the Company's growth. During the nine month period ended September 30, 1996, there was only one month of non-salary and non-occupancy expenses for the Company's first practice affiliation.

     Depreciation and amortization expense consists primarily of amortization of intangibles associated with affiliated practices. The increase of approximately $1.4 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was due to the increase in intangible assets acquired as practice affiliations were completed. The amortization expense for the nine months ended September 30, 1996 consists of one month of amortization on the Company's first practice affiliation.

     The increase in interest income of approximately $245,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was primarily due to a significant increase in the purchase of the Company's Class B and Class C Common Stock by institutional investors during the nine months ended September 30, 1997. Proceeds from the issuance of common stock, net of issuance costs, were approximately $29.4 million for the nine months ended September 30, 1997 as compared to approximately $6.1 million for the comparable period in 1996.

Three Months Ended September 30, 1997 and Three Months Ended September 30, 1996

     The three month period ended September 30, 1996 consisted of one month of operations for the Company's first practice affiliation completed August 30, 1996. The three month period ended September 30, 1997 consisted of a full quarter operations from the company's first practice affiliation, as well as a full quarter of operations for an additional 64 physicians practices which were affiliated with the Company subsequent to September 30, 1996.

     The significant increases in all revenue and expense categories and were primarily due to the same reasons as noted in the above results of operations for the nine months ended

September 30, 1997 and 1996, namely the significant increase in physician practice affiliations and the transition of the Company from being almost exclusively a development phase company from its inception until August 30, 1996 into an operating company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal requirements for capital are payments to physicians in connection with affiliation transactions with the Company and its Affiliated Groups, transaction costs associated with such affiliation transactions, working capital requirements for its Affiliated Groups and the funding of operating losses. The Company anticipates that its liquidity and capital resource requirements will be similar on a long-term and short-term basis. Due to its start up status, the Company has incurred significant operating losses to date and does not have operating cash flow to fund growth or further losses. The Company cannot continue as a going concern without external capital sources.
The Company's principal sources of capital to date have been the issuance of Class A, Class B and Class C Common Stock, borrowings under a credit agreement with Bankers Trust Company and cash generated by the operations of the Affiliated Groups.

     During 1996, the Company paid an aggregate consideration of approximately $29.5 million in connection with affiliation transactions. Of such amount approximately $5.9 million was paid in cash and approximately $23.6 million was paid in Class A Common Stock. The majority of such payments were accounted for as an addition to intangible assets, which represented $32.0 million of the Company's total assets of $35.0 million at December 31, 1996. During the nine months ended September 30, 1997, the Company paid aggregate consideration of $2.3 million in connection with affiliation transactions. Of such amount approximately $900,000 was paid in cash and approximately $1.4 million was paid in Class A Common Stock. Of the $2.3 million affiliation consideration, approximately $2.1 million represents intangible assets. As of September 30, 1997, intangible assets net of amortization costs, represent approximately $33 million of the Company's total assets of approximately $61.0 million. The Company is amortizing the intangible assets over 25 years.

     Subsequent to September 30, 1997, the Company completed an affiliation agreement with 68 additional physicians in Baltimore, Maryland and has acquired a 50% interest in two related physician network management companies. The aggregate consideration for these transactions was approximately $22.4 million of which $7.0 million was paid in cash, $14.4 million was paid in Class A Common Stock and $1.0 million is being held in escrow pending the completion of certain events.

     Of the Company common stock outstanding at September 30, 1997, 13,313,082 shares of Class A Common Stock are subject to a put option which provides for the put of the shares back to the Company at fair value upon the death or disability of the holder. In addition, 1,072,285 of such shares are also subject to a fair value put option back to the Company at the later of the stockholders' retirement from the Company or 18 months after the date (December 11, 1996) of the stockholders' agreement. Consequently, these 13,331,082 shares of Class A Common Stock have been recorded at fair value outside of permanent equity in the accompanying balance sheet. Under the Company's stockholder agreements, the Company may repurchase up to an aggregate of 10,626,163 shares of Class A Common Stock, for fair value if the stockholder's termination of employment with the Company is without cause or is by resignation, and for the lower of cost or fair value if termination is with cause. The terms of such repurchase provision may not permit the Company to fully recover its affiliation payments to the physicians or reflect the cost of affiliation transactions at the time of termination. To date, no stockholder physician has terminated an employment agreement or repurchased any practice assets. All of the above put and call provisions expire on the closing of a public offering of the Company's common stock which results in net proceeds to the Company of at least $50 million and which meets certain other criteria. Because the Company's shares are subject to a number of restrictions in the stockholders' agreements and will not trade until the occurrence of such an offering, the Company believes it is a nonpublic entity for compensation accounting purposes and, accordingly, has not recorded any compensation expense for these puts and calls.

     Working capital existing at the date of affiliation has generally been retained in the physician practices. Therefore, additional working capital investment is generally only required to the extent billing processing is slowed during payor administrative changes after an affiliation and also to fund growth of revenues. The Company and its Affiliated Groups had total net accounts receivable of $5.4 million at December 31, 1996, and of $7.8 million at September 30, 1997.

     The Company currently anticipates that its and the Affiliated Group's capital expenditures during 1997 will be approximately $1.5 million.

     The Company has executed a contract with HBO and Company that obligates the Company to purchase $1.1 million of equipment and licenses pertaining to practice management systems. The term of the contract is five years.

     On December 31, 1996 and February 12, 1997, the Company issued an aggregate of 614,000 additional shares of Class A Common Stock at $2.50 per share for a total consideration of approximately $1.5 million. During the period from June 1997 to August 1997, the Company issued an aggregate of 643,800 shares of Class A Common Stock at $2.50 per share for a total consideration of $1.5 million.

     At April 21, 1997, Bain Capital, Inc. had $18.5 million of unused commitment to purchase the Company's Class B Common Stock. Such commitment was terminated on June 20, 1997 in connection with the amendment of the agreement with certain institutional investors at which time $25 million was issued in consideration for the issuance of 7,692,309 shares of Class C Common Stock. An additional $20 million in shares of Class C Common Stock may be issued in the future. The purchase of such additional shares of Class C Common Stock is at the option of institutional investors and there can be no assurance that such equity capital will be available when needed. The Company has also agreed with such institutional investors that it will not use other sources of equity or debt financing, other than bank financing, without the consent of the institutional investors.

     On January 16, 1997, the Company entered into a Credit Agreement with Bankers Trust, as Agent, and the lenders from time to time a party thereto (the "Credit Agreement"), pursuant to which the lenders have agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide a revolving credit facility to the Company in an aggregate amount of up to $3.5 million, subject to downward adjustment in the event that the Company and the Affiliated Groups do not maintain an adequate amount of accounts receivable. On September 30, 1997, there was $400,000 outstanding under the credit facility and the remaining available commitment on such date was $3.1 million. The Company repaid the outstanding balance on October 21, 1997 and at present has $3.5 million in available commitment. The Company will need to repay or refinance the outstanding balance, if any, under the Credit Agreement when the credit facility terminates in January 1998. There can be no assurance that the Company will be able to enter into a replacement credit facility on terms favorable to the Company.


                                    PART II
                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               11.1   Statement regarding computation of per share loss
               27     Financial Data Schedule
               99.1   Pages 13 through 22 of the Registrant's Prospectus dated
                      November 12, 1997 included in the Registrant's
                      Registration Statement on Form S-1 (Registration No. 333-
                      26137) as filed with the Securities and Exchange
                      Commission on November 12, 1997 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein)

          (b)  Reports on Form 8-K

               The Registrant filed a Form 8-K on December 16, 1997 in connection with the affiliation of Clinical Associates, P.A. with the Registrant.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 29, 1997                PHYSICIANS QUALITY CARE, INC.


                                       By: /s/ Samantha Trotman
                                           -------------------------------------
                                           Samantha Trotman
                                           Chief Financial Officer and
                                           Vice President

                                 EXHIBIT INDEX


              Exhibits

               11.1   Statement regarding computation of per share loss
               27     Financial Data Schedule
               99.1   Pages 13 through 22 of the Registrant's Prospectus dated
                      November 12, 1997 included in the Registrant's
                      Registration Statement on Form S-1 (Registration No. 333-
                      26137) as filed with the Securities and Exchange
                      Commission on November 12, 1997 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein)