Form 10-K
period 1997-12-31
PHYSICIANS QUALITY CARE INC
filed 1998-03-31
CIK 947569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ____________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1997
                         ------------------------------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                        Commission file number 333-26137
                                               ---------

                         Physicians Quality Care, Inc.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                            04-3267297
                ----------                          ------------
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)                Identification No.)

950 Winter Street, Suite 2410, Waltham, MA                02154
--------------------------------------------             -------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (781) 890-5560
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

The aggregate value of voting common stock held by nonaffiliates of the registrant was approximately $76,224,048, based on the Company's most recent arms-length sale of the Common Stock of the Company on February 13, 1998. There is no public market for the Registrant's voting Common Stock.

Number of shares outstanding of the registrant's common stock as of March 23, 1998: 26,146,844 shares of Class A Common Stock, $.01 par value, 2,809,296 shares of Class B-1 Common Stock, $.01 par value, 1,790,704 shares of Class B-2 Common Stock, $.01 par value, and 7,692,309 shares of Class C Common Stock, $.01 par value.

                                     PART I

     The Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks or uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results."

ITEM 1. BUSINESS.

     Physicians Quality Care, Inc., a Delaware corporation ("PQC" or the "Company"), was incorporated in March 1995, and provides practice management services for multi-specialty medical practice groups. The Company's objective is to establish networks of primary and specialty care physicians and related diagnostic and therapeutic support services which can provide comprehensive healthcare services in targeted geographic areas.

     PQC's strategy has four central elements: (i) developing economies of scale in support services for physician practices (i.e., administrative, billing and clerical staff) and managed care contracts and geographic penetration by affiliating with large numbers of qualified physicians in targeted geographic areas; (ii) assisting the affiliated practices in providing cost-effective healthcare to special populations; (iii) building comprehensive local healthcare networks by developing contractual or strategic relationships with providers of ancillary services such as home healthcare and weight and health management; and
(iv) improving the financial performance of affiliated physician's practices by seeking to maximize the value of each physician encounter. To date, the Company has focused upon developing its presence in western Massachusetts, northern Connecticut, Maryland and Atlanta. The Company believes that once the Company has developed a large base of affiliated physicians its strategy will enable the Company to generate increased demand for the services and capabilities of its affiliated physicians, treat patients in lower cost settings and negotiate favorable managed care contracts. The Company intends to achieve growth through the recruitment of additional physicians, the expansion of managed care relationships and the development of contractual or strategic relationships with providers of ancillary services.

     The core of PQC's proposed integrated healthcare delivery system is its affiliation with groups of physicians who enter into long-term management agreements with the Company. The Company assumes responsibility for non-medical aspects of an affiliated physician's practice and focuses its efforts on seeking to increase revenues and improve operating margins, implementing management information systems and negotiating managed care contracts. The physicians remain responsible for, among other things, the medical, professional and ethical aspects of their practices. By affiliating with the Company, physicians have increased opportunity to access capital, continue to participate in the profitability of their individual practices and, through stock ownership, share a financial interest in the overall performance of the Company.

Industry Overview
-----------------

     Traditionally, health insurance plans reimbursed providers on a fee-for-service basis, a system that offered very little incentive for efficiency. In recent years, the healthcare industry has undergone significant changes as both the private and public sectors seek to slow spending growth. Since the early 1980s, much of the healthcare coverage in the U.S. has shifted to managed care systems which offer cost savings in exchange for limiting the utilization of services. Moreover, there has been a shift to prepaid insurance plans that offer comprehensive healthcare services to enrollees and pay providers a fixed, prepaid monthly premium. The most prevalent of these prepaid health insurance alternatives is the health maintenance organization ("HMO"). To remain competitive, HMOs and other similar payors seek to align themselves with the most cost- and service-effective providers, generally channeling patient volume to such providers.

     In the managed care environment, doctors must contract or affiliate with leading insurers or healthcare networks in their practice area. The third-party payors rely on primary care physicians to play a "gatekeeping" role and to make important medical decisions for the patient. Many payors look to share the risk of providing services through capitation arrangements which provide for fixed payments for patient care over a specified period of time. In general, capitated contracts pay a flat dollar amount per enrollee in exchange for the physician's obligation to provide or arrange for the provision of a broad range of healthcare services (including inpatient care) to the enrollee. A significant difference between a capitated contract and traditional managed care contracts is that the physician is sometimes responsible for both professional physician services and many other healthcare services, e.g., hospital, laboratory, nursing home and home health. The physician is not only the "gatekeeper" for enrollees, but is also financially at risk for over-utilization and for the actuarial risk that certain patients may consume significantly more healthcare resources than average for patients of similar age and sex (such patients being referred to as "high risk patients"). Although physicians often purchase reinsurance to cover some of the actuarial risk associated with high risk patients, such insurance typically does not apply with respect to the risk of over-utilization until a relatively high level of aggregate claims has been experienced. If over-utilization occurs with respect to a given physician's enrollees (or if the physician's panel of enrollees includes a disproportionate share of high risk patients not covered by reinsurance), the physician typically is penalized by failing to receive some or all of the physician's compensation under the contract that is contingent upon the attainment of negotiated financial targets, or the physician may be required to reimburse the payor for excess costs. In addition, a physician may be liable for over-utilization by other physicians in the same "risk pool" and for utilization of ancillary, inpatient hospital and other services when the physician has agreed contractually to manage the use of those services. Under this payment system, primary care physicians have important economic incentives to reduce costs by ensuring the efficient utilization of other providers of care, shifting care to outpatient settings where feasible, monitoring the progress of patients throughout the course of treatment and encouraging preventive healthcare.

     In this environment, physicians are facing reimbursement pressures, greater administrative burdens, increasing financial responsibility for the risk of patient care, and a shift in demand from specialty to primary care. In addition, legislative changes have substantially limited a physician's ability to maintain an ownership interest in entities that provide ancillary services such as outpatient laboratories, infusion centers and diagnostic and rehabilitation facilities. These factors have all contributed to a moderation, if not reduction, in the growth of many physicians' incomes. With greater oversight by third-party payors, physicians are also facing a decrease in control over medical decisions and the administration of their practices.

     In response to these changes in the marketplace, many physicians are joining together to maintain clinical autonomy, create greater negotiating leverage vis-a-vis HMOs and other third party payors and reduce escalating administrative costs. Physicians also are increasingly abandoning traditional private practice which typically has higher operating costs and little purchasing power with suppliers and must spread overhead over a relatively small revenue base in favor of affiliations with larger organizations. Three basic groups have emerged as managers of physician practices each of which encompasses several variations in format: hospitals, which may employ physicians directly or provide support through a management services organization ("MSO"); insurance companies, which may employ physicians directly through HMOs or may provide management services through an affiliated MSO; and independent, investor-owned physician practice management companies.

Company Strategy
----------------

     The Company believes that physician practice management companies ("PPMs"), such as PQC, offer physicians significant advantages over other alternatives in the industry consolidation. PPMs provide physicians with improved practice management and an opportunity to participate in the growth of the PPM through stock ownership while maintaining control over medical decisions. The physician market is currently highly fragmented, and PPMs and other organizations providing physicians with management alternatives have thus far captured only a small portion of this potential market.

     In addition, the Company believes that because physicians can serve as gatekeepers for patient care, they can exercise direct control over healthcare spending and should be in a position to share in the savings generated by the cost containment practices they adopt. For a fee or a percentage of the group's earnings, a PPM provides physician groups with administrative and practice management services that are needed for a physician group to realize these cost savings and to seek to optimize contractual relationships with managed care organizations, thus retaining some or most of the cost savings so generated.

     The central elements of the Company's strategy are to develop long-term affiliations with physicians, focus on cost effective healthcare delivery to special populations, and build comprehensive local healthcare networks. To date, the Company has focused upon developing a network of affiliated physicians. The Company believes that its strategy will enable the

Company to generate increased demand for the services and capabilities of its affiliated physicians, treat patients in lower cost settings and negotiate favorable managed care contracts.

     Develop long-term affiliations with physicians. PQC seeks to affiliate with physicians in solo or group practices by entering into contractual arrangements pursuant to which PQC, or a professional corporation or professional association affiliated with PQC, assumes management of non-medical aspects of the practices (an "Affiliated Group"). Upon affiliation, PQC seeks to provide the physicians with, among other things, increased opportunity to access capital, management experience, improved information systems and increased opportunity to participate in favorable managed care contracts. The Company intends to assist affiliated physicians in improving clinical outcomes and seeks to keep medical costs down by merging physicians into Affiliated Groups. The Company's structure allows physicians to continue to practice in their existing locations with no disruption to patient flow patterns while providing access to coordinated ancillary services. By affiliating with PQC, physicians, through the revenue sharing provisions of their employment agreements and the Services Agreements between the Affiliated Group and PQC, continue to participate in the profitability of their individual practices and, through stock ownership, share a financial interest in the overall performance of the Company. Physicians constitute a majority of the Board of the Directors of PQC and all local advisory boards, which control such decisions as clinical protocols and utilization review, payor relations and the addition of ancillary services.

     Balance of primary care physicians and specialists. PQC believes that a successful system should be balanced between primary care physicians and specialists to provide efficient coordination and utilization of the appropriate levels of care, and PQC intends to seek to develop this balance in the physician groups with which it affiliates. Of the 185 physicians affiliated with the Company at December 31, 1997, 128 are engaged in primary care practices and 57 are engaged in specialist practices. The Company believes the industry trend toward integrated delivery systems will result in an increasing demand for primary care physicians because a higher degree of coordination of care and risk-sharing will be required than that which can be achieved in a system controlled by specialists. The Company's strategy is to have the primary care physician serve as the central manager in the patient system and to develop effective coordination between specialists and the primary care physicians within its network.

     Focus on special populations. PQC believes that the management of healthcare costs for certain populations provides significant opportunities that are not being addressed in the marketplace. The Company believes that special populations, including the elderly, the disabled and those with debilitating chronic or high-cost, complex diseases represent a minority of the population but account for a disproportionately high percentage of the healthcare costs in the United States due to the significantly greater need of such patients for medical care compared to the population as a whole. The Company believes that a significant portion of these costs can be avoided with effective case management, use of information systems, and coordinated use of the full continuum of healthcare. At present, a relatively small percentage of these patients are enrolled under capitated contracts. However, the Company believes that the cost pressures that fostered the development of managed care for other segments of the population should have an even more significant impact on the rapid development of managed care for such patients. Through affiliation with physicians and academic experts who specialize in geriatrics and medical conditions that disproportionately affect these population segments, effective use of case management techniques designed specifically for such populations, and management information systems, the Company believes that its affiliated physicians should be able to manage cost effectively the risks of providing care to these populations on a capitated basis.

     Improved medical quality and performance. Over time, the Company intends that its affiliated physicians will devise medical protocols and the Company will perform outcome analyses, such that the most effective medical practices in each network can be shared across physician groups. The Company is in the process of establishing a quality assurance program that will incorporate peer review, self-critiquing mechanisms, patient satisfaction surveys, continuing medical staff development and regular continuing medical education seminars. Once a large base of affiliated physicians at Affiliated Groups is established, medical directors of each local care network will participate in the Company's National Medical Advisory Board that will meet regularly to establish and review medical standards, policies and procedures for all physicians affiliated with the Company.

Affiliation Structure
---------------------

     General affiliation model. Although the details of each affiliation transaction may differ, the Company has developed a general affiliation model designed to capture the benefits of integration while preserving significant physician autonomy (the "General Affiliation Model"). In the General Affiliation Model, physicians initially affiliating with the Company in each geographic area who will become stockholders of the Company transfer their practices by mergers or asset sales to an Affiliated Group, a professional corporation ("PC") or professional association ("PA") permitted to practice medicine under applicable law. These physicians, along with other physicians in that geographic area who subsequently become part of an Affiliated Group and become stockholders of the Company (the "Stockholder Physicians"), execute an Employment Agreement with the Affiliated Group at the time that they transfer their practice assets. The Affiliated Group, in turn, enters into a Services Agreement, generally for periods up to 40 years, with the Company pursuant to which the Company agrees to provide the physicians in the Affiliated Group with comprehensive management services in exchange for a fee. As consideration for transferring their practices to and becoming employed by the Affiliated Group, Stockholder Physicians receive shares of the Company's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), and in some cases cash, the amount of which is negotiated on an individual basis between each Stockholder Physician and the Company. Physicians who are not stockholders of the Company may also be employed by the Affiliated Group.

     The factors that the Company considers in selecting a physician or a physician group for affiliation include the location of the practice, whether the practice can be successfully integrated into an Affiliated Group, the ability of the Company to assist the physician to increase billings and control costs, the size of the practices, the compensation sought by the physician or physician group, the nature of the physician's practice and the reputation of the physician in the medical community.

     All of the outstanding capital stock of each Affiliated Group is held by a Stockholder Physician designated by the Company (the "Affiliated Group Stockholder"). At the time of the affiliation, the Affiliated Group Stockholder enters into an agreement (the "Designation Agreement") with the Company and the Affiliated Group pursuant to which he or she agrees to consult with the Company in voting the stock of the Affiliated Group, agrees to transfer the stock of the Affiliated Group without consideration to another licensed physician at the direction of the Company and agrees to pay over to the Company any dividend or distribution on the stock received from the Affiliated Group. The Designation Agreement also provides that the stock of the Affiliated Group is automatically transferred at the direction of the Company in the event that the Affiliated Group Stockholder attempts to transfer it to a third party. The Designation Agreement provides, however, that the Affiliated Group Stockholder is not required to consult with the Company as to matters requiring the exercise of professional medical judgment.

     The Employment Agreements contain certain restrictive covenants, including covenants relating to noncompetition, confidentiality and nonsolicitation of employees. Pursuant to these restrictive covenants, the Stockholder Physicians agree, during the term of the employment agreement and for a one year period thereafter, not to establish, operate or provide medical services in a specified geographic region, subject to certain limited exceptions. In addition, the Stockholder Physicians agree during the employment agreement and for a two year period thereafter not to provide certain other services related to the practice of medicine in the geographic region and not to solicit any employee or patients of the Affiliated Group. Under current state laws and judicial decisions that restrict the enforcement of non-competition agreements against physicians on public policy grounds, the Company has no or limited ability to enforce the covenants not to compete. Each Employment Agreement generally is terminable by the Affiliated Group with respect to any individual Stockholder Physician upon the death or disability of such Stockholder Physician or upon the occurrence of certain events that either interfere with the ability of such Stockholder Physician to practice medicine or significantly diminish the value of such Stockholder Physician's affiliation to the Affiliated Group. Each Stockholder Physician may terminate his or her Employment Agreement under certain circumstances, including without cause upon six months notice to the Affiliated Group. The Employment Agreements also contain terms permitting or requiring a Stockholder Physician upon termination after certain material breaches of the Affiliated Group's or the Company's obligations under the employment agreement or the Services Agreement between PQC and the Affiliated Group, to repurchase from the Affiliated Group the restrictive covenants and his or her practice assets (i.e., office and examination equipment, in certain cases the lease for premises at which the physician practices, patient lists and records, and third party payor contracts) upon termination of employment. The terms of such repurchase provision may not permit the Company to fully recover its affiliation payments to the physician or reflect the cost of affiliation transactions at the time of termination. To date, no Stockholder Physician has terminated an employment agreement or repurchased any practice assets.

     Pursuant to the Services Agreement, the Company provides (or arranges for the provision of) a comprehensive package of services to the Affiliated Group and its physicians, including offices and facilities, equipment, nursing and other non-physician professional support, administrative personnel, information systems, comprehensive professional liability insurance and general management and financial advisory services. The Company, on behalf of the physicians in the Affiliated Group, supervises the billing of all patients, insurance companies and third-party payors and negotiates all contracts and relationships with payors. The physicians remain responsible for, among other things, the medical, professional and ethical aspects of their practices.

     Generally under a Services Agreement, revenue from patient care is used to pay practice expenses and a fee to PQC for its services and to fund one or more pools from which physician compensation is paid (each a "Compensation Pool"). The basis for such allocation is negotiated separately with each group of affiliating physicians. Because compensation of Stockholder Physicians is a function of many factors including the financial performance of such physicians, neither the Company nor an Affiliated Group can guarantee that a Stockholder Physician will receive any minimum level of compensation, and the Stockholder Physicians are not entitled to any compensation other than their allocated share of the Compensation Pool. The Compensation Pool is initially allocated to the Stockholder Physicians until each physician has received a pre-agreed draw. Any amount remaining in the Compensation Pool is allocated among the Stockholder Physicians as determined by a Compensation Committee appointed by the Physicians.

     The Company believes that its General Affiliation Model offers a number of advantages. For example, physicians remain in their pre-affiliation locations, offering their patients the continuity and convenience of decentralized offices. At the same time, laboratory and administrative services generally are provided on a centralized basis, allowing the Affiliated Groups to achieve economies of scale in purchasing and other administrative efficiencies. Moreover, the Company believes that as it completes its initial affiliation transactions in particular geographic markets, Affiliated Groups will provide it with both a visible business presence and a corporate framework for securing additional affiliations with physicians in those markets.

     The Company also believes that the decision making structure that it establishes in connection with each Affiliated Group facilitates information sharing and cooperation between the affiliated physicians and the Company. Each Affiliated Group maintains its own policy making structure, including a Joint Policy Board and a Medical Advisory Board. The Joint Policy Board is charged with, among other things, developing certain management and administrative policies for the Affiliated Group, approving operating and capital expenditure budgets, establishing fee schedules for services provided by the Affiliated Group, approving the establishment of managed care contracts and determining of the number and type of physicians required for the operation of the Affiliated Group. Certain decisions that may have a material impact upon the business, results of operation or financial condition of the Affiliated Group must also be approved by the Affiliated Group Stockholder. The current Joint Policy Boards are comprised of: the President of the Affiliated Group (selected by the Affiliated Group Stockholder from physicians nominated by the Stockholder Physicians), and an equal number of members selected by the Company and the physician stockholders. The Medical Advisory Board, which is responsible for providing medical input on managed care contracting by the Affiliated Group and leading the development and dissemination of medical protocols among the physicians, consists of the Medical Director of the Affiliated Group (selected by the Affiliated Group Stockholder from physicians nominated by the Stockholder Physicians) and other physicians elected by the Stockholder Physicians.

     Although the Affiliated Groups in the Springfield, Massachusetts area and the greater Baltimore-Annapolis, Maryland generally track the General Affiliation Model, the Company may depart to some extent or significantly from it or pursue an altogether different approach in completing future physician affiliations.

     The Springfield Affiliated Group. The Company has entered into affiliation transactions with nine medical practices located in western Massachusetts, consisting at December 31, 1997 of a total of 42 physicians, 35 of whom are stockholders in the Company (the "Springfield Stockholder Physicians") and 7 of whom are employed by the Springfield Affiliated Group as employees (the "Springfield Affiliated Group"). Twenty-nine of the physicians are engaged in primary care practices, including two physicians with pediatric practices. Thirteen of the physicians are engaged in specialist practices, including pulmonology, cardiology, oncology/hematology, infectious disease, rheumatology and gastroenterology.

     Consistent with the General Affiliation Model, the Springfield Stockholder Physicians, or the professional corporations and other entities with whom they were affiliated, merged or sold their practice assets to the Springfield Affiliated Group in exchange for an aggregate of approximately 3,164,738 shares of Class A Common Stock of the Company and approximately $4.1 million in cash. The 29 initial Stockholder Physicians entered into a three-year employment agreement with the Springfield Affiliated Group, pursuant to which each physician also received options to purchase 2,500 shares of Class A Common Stock of PQC at an exercise price of $2.50 per share. The options expire on the earlier of termination of employment or three years from commencement of employment. The Physicians who subsequently affiliated with the Springfield Affiliated Group entered into ten-year employment agreements with the Springfield Affiliated Group. Four of these Springfield Physician Stockholders each received options to purchase 37,500 shares of Class A Common Stock at an exercise price of $1.00 per share which options are subject to certain vesting conditions. Up to an additional $2.15 million, payable in Class A Common Stock at $2.50 per share, was available to be paid to certain physicians if certain revenue goals were met. During 1997, $2.1 million of additional consideration was accrued based upon the achievements of these goals and will be paid during 1998. The Springfield Affiliated Group in turn entered into a 40-year services agreement with the Company pursuant to which the Company (on behalf of the Springfield Affiliated Group) agreed to provide management services to the Springfield Affiliated Group physicians.

     Under the Employment Agreements with the twenty-nine initial Springfield Stockholder Physicians, revenues from patient care remaining after payment of operating expenses, including expenses of the Springfield Affiliated Group ("Gross Margin") are allocated first between the Springfield Affiliated Group's Compensation Pool (the "Springfield Compensation Pool") and the Springfield Affiliated Group in a 95%/5% proportion until 95% of the base compensation of the Springfield Stockholder Physicians is achieved, then to payment of certain non-operating expenses, and then 80% to the Springfield Affiliated Group and 20% to the Springfield Compensation Pool until the Springfield Affiliated Group has been allocated $1.5 million, with any remaining Gross Margin being divided evenly between the Springfield Affiliated Group and the Springfield Compensation Pool. Under the Employment Agreements with the Springfield Stockholder Physicians who subsequently affiliated with the Springfield Affiliate Group any Gross Margin attributable to these physicians are allocated between the Springfield Compensation Pool and the Springfield Affiliated Group in a 80%/20% proportion until the physicians receive 80% of their base compensation, and then to payment of certain non-operating expenses attributable to the Springfield Affiliated Group, with any remaining Gross Margin being divided evenly between the Springfield Compensation Pool and the Springfield Affiliated Group. The allocation of Gross Margin to the Springfield Compensation Pool is calculated separately for each fiscal period. If the Gross Margin for any such period is negative, such negative amount constitutes an operating expense in the next fiscal period. Pursuant to the Springfield Services Agreement, all amounts allocated to the Springfield Affiliated Group in any fiscal period are remitted to the Company.

     On March 1, 1999, the Springfield Affiliated Group (on behalf of the Company) or a majority of the Springfield Shareholder Physicians may amend the financial arrangements, effective as of August 30, 1999, such that the economic terms of the Springfield Stockholder Physicians' employment agreements, taken as a whole (and giving effect to any payments or other compensation received by the Springfield Stockholder Physicians in connection with their affiliation), are adjusted to reflect the terms being entered into by independent third parties for similar affiliation and employment relationships at that time.

     The Flagship Affiliated Group. On December 11, 1996, pursuant to affiliation transactions with the Company, 15 existing professional practices located in the greater Baltimore-Annapolis, Maryland area, consisting of a total of 55 physicians, transferred their practice assets to and became employed by Flagship Health P.A., a Maryland professional association (the "Flagship Affiliated Group"). In exchange for such affiliation, the physicians received a combination of approximately $2.7 million in cash and 6,842,675 shares of

Class A Common Stock (the "Initial Flagship Affiliation"). On December 1, 1997, Clinical Associates, P.A., a Maryland professional association ("Clinical Associates"), which also had practices in the Baltimore area, was combined with the Flagship Affiliated Group. The stockholders of Clinical Associates received approximately $3.0 million in cash and 4,800,000 shares of Class A Common Stock.

     As of December 31, 1997, the Flagship Affiliated Group employed 143 physicians and 16 non-physician medical professional, of which 113 are stockholders of the Company and employees of the Flagship Affiliated Group (the "Flagship Stockholder Physicians") and 30 are employees of the Flagship Affiliated Group. Of the physicians employed by the Flagship Affiliated Group, 99 are primary care or pediatric physicians and 44 are specialists. The specialist practices include pulmonology, cardiology, oncology/hematology, infectious disease, rheumatology, gastroenterology, neurology, dermatology, endocrinology, immunology, neurology, psychiatry, obstetrics/gynecology, ophthalmology, orthopedics, otolaryngology, plastic surgery, urology, general surgery and vascular surgery. The Flagship Affiliated Group leases 28 practice locations in Maryland, some of which are leased from the Flagship Stockholder Physicians.

     In order to effectuate the Flagship Affiliation, the Flagship Stockholder Physicians, or the professional associations, business corporations and limited liability partnerships with whom they were affiliated, transferred their practice assets to the Flagship Affiliated Group by merger or by sale of assets. The Company entered into a 40-year management services agreement with the Flagship Affiliated Group (the "Flagship Services Agreement"), which entered into Employment Agreements with each Flagship Stockholder Physician. In addition, the Company entered into an agreement with the Flagship Affiliated Group pursuant to which the Company agreed to grant options to purchase, subject to certain conditions, up to 400,000 shares of Class A Common Stock to the Flagship Stockholder Physicians.

     Pursuant to the Flagship Services Agreement and the Employment Agreements with the Flagship Stockholder Physicians who initially affiliated with the Flagship Affiliated Group (the "Initial Flagship Affiliated Physicians"), revenues from patient services remaining after payment of third- party operating expenses ("Net Margin") is allocated between the Flagship Stockholder Physicians' Compensation Pool (the "Initial Flagship Compensation Pool") and reimbursement of the Company's direct expenses relating to the Flagship Affiliated Group, based on a ratio of such budgeted compensation to such budgeted expenses. Once both the Company's direct expenses and the aggregate base physician compensation have been fully satisfied, any remaining Net Margin will be divided evenly between the Company and the Initial Flagship Compensation Pool.

     The method for determining PQC's management fee and the compensation of the Clinical Associates physicians differs from the model used in the Springfield Affiliated Group and with the original Flagship physicians. Instead of a sharing of gross margin after practice expenses, PQC is entitled to a percentage of billings, net of uncollectible amounts and discounts ("Net Adjusted Billings"). The revenue splitting arrangements for the Clinical

Associates physicians differ based upon whether the revenue is derived from an existing specialist practice, a primary care practice, future specialist practices and the practices of physicians without established practices. Except as provided below, Net Adjusted Billings in excess of baseline Net Adjusted Billings reflecting the historical level billings for such physician subject to reductions for changes in practice patterns ("Specialist Net Adjusted Billings") from specialist (a specialist being a physician at least 80% of whose billings are derived from a specialist practice) practices with respect to any fiscal year will be allocated 35% to PQC and 65% to an account established with respect to the Clinical Associates physicians and any future physicians included in the same compensation arrangements (the "Account") until $3 million has been allocated between the Account and PQC; and any remaining Specialist Billings will be allocated 20% to PQC and 80% to the Account.

     Net Adjusted Billings by primary care, OB/GYN physicians and physicians (whether primary care or specialist) added to the compensation arrangements in the future in excess of the agreed upon baseline Net Adjusted Billings will be allocated 20% to PQC and 80% to the Account. With respect to any physician recruited to join Flagship who does not have a practice that is merged into Flagship (and to certain physicians currently affiliated with Clinical Associates ), 20% of the Incremented Amount shall be allocated to PQC. "Incremented Amount" means the excess, if any, of Net Adjusted Billings attributable to such physician over an amount equal to twice the average compensation of physicians with a similar practice in the Baltimore metropolitan area as reported by a standardized reporting source. Any Net Adjusted Billings attributable to such physician less (A) the amounts allocated to PQC and (B) the compensation payable to the physician under the physician's employment agreement shall be allocated to the Account. Any revenue not included in Net Adjusted Billings will be allocated to the Compensation Pool to offset practice expenses, provided that if the ratio of practice expenses to practice revenue declines below historical levels, revenues not included in Net Adjusted Billings will be allocated equally to PQC and the Account. Net Margin from centralized laboratory services (which for this purpose shall mean revenue from laboratory ancillary services less (i) direct expenses of such laboratory ancillary services and (ii) an allocation of Flagship overhead) attributable to the Clinical Associate physicians will be allocated 80% to PQC and 20% to the Account. Net Margin from incremental non-laboratory ancillary services will be allocated 50% to PQC and 50% to the Account together with the current Flagship Compensation Pool.

     The amount allocated to the Account is first used to pay the practice expenses of the physicians whose compensation is paid through the Account. Any remaining amount in the Account with respect to any fiscal year will be distributed to the Clinical Associates physicians as their sole source of compensation. The allocation of such compensation among the physicians is determined by a committee elected by, or pursuant to a formula approved by, the Clinical Associates physicians.

     PQC expects to consider restructuring the compensation arrangements with respect to the initial Flagship Affiliated Physicians to determine whether to merge the two compensation arrangements. In the event that PQC elects to modify the compensation arrangements of the

Initial Flagship Physicians in this manner, PQC will guarantee for a two year period (commencing on the date of such merger) that the compensation of the Clinical Associates physicians under the combined compensation distribution system is not less than the baseline compensation that such physicians would have received if the compensation distribution systems are not merged.

     Until June 1, 1998, the Clinical Associate physicians have the right to elect to receive up to an additional 2,000,000 shares of Common Stock as consideration for their affiliation with the Flagship Affiliated Group. If the Clinical Associate physicians elect in their sole discretion to receive such additional Common Stock, the compensation arrangements set forth above will be amended, so that an aggregate of $760,000 of Net Adjusted Billings (or such proportionately reduced amount if less than 2,000,000 shares of Common Stock shares are elected) that would otherwise be allocated to the Account with respect to each fiscal year shall instead be allocated to PQC.

     The Agreements between PQC and the Clinical Associated Physicians include a provision that penalizes PQC if certain revenue targets described below are not met. Until there is no Shortfall (as defined below) or PQC completes a public offering of the Company Common Stock at a price to the public of $9.00 or more per share, the amount that would have been allocated to PQC pursuant to the Services Agreement will be reduced by the Adjustment Amount and the amount that is allocated to the Account will be increased by the Adjustment Amount. "Shortfall" means the difference between $3.0 million and the aggregate increase in Net Adjusted Billings over baseline Net Adjusted Billing by the specialist physicians in Clinical Associates or who are subsequently added to the practice. The "Adjustment Amount" is 45% of any Shortfall. Consequently, unless Net Adjusted Billing increases by $3.0 million over historical levels, and Adjustment Amount will be due.

     PQC has agreed with the stockholders of Clinical Associates that neither PQC nor Flagship will merge with or into, become a subsidiary of, or sell Flagship or all or substantially all of PQC's assets to, or grants governance participation to, a Baltimore Health Care Entity without the approval of a majority of the members of the Management Committee. A Baltimore Health Care Entity means any hospital, medical group or other organization that principally conducts its business in and derives its revenues from the delivery of healthcare services in Maryland.

     In the event that PQC or any of its affiliates propose the establishment of an independent provider association ("IPA") network in the Maryland Area, PQC is required to obtain the approval of the Joint Policy Board with respect to the structure, governance and financial arrangements of the IPA network, including whether the Physicians in the Flagship Affiliated Group will participate in such IPA network. PQC will be entitled to a fee of up to 10% of the aggregate revenue of the IPA network, which fee PQC shall not be required to share with the physicians employed by the Flagship Affiliated Group. Any residual profits of the IPA network (in excess of the 10% fee) that are retained by PQC shall be allocated 50% to PQC and 50% to the physicians in the Flagship Affiliated Group.

     In the event that prior to December 1, 2001, PQC has not completed an underwritten initial public offering, the Clinical Associates physicians shall have the right, within 45 days thereafter, to require PQC to repurchase the Common Stock issued in the affiliation transaction with Clinical Associates at a purchase price of $3.00 per share. PQC shall have the right to pay the purchase price by a five (5) year non-interest bearing note. The principal payable with respect to such note shall be reduced by the amount, if any, that the Clinical Associates physicians' compensation between the issue date of the note and its maturity exceeds the base compensation with respect to the Clinical Associates physicians during that period.

     Atlanta IPA Affiliates. The Company has acquired a 50% interest in two related physician network management companies in Atlanta, Georgia. The two entities, TLC Management Company, Inc. ("TLC") and Total Quality Practice Management, Inc. ("Total Quality"), manage payor contracting for a 350-physician network in Georgia. The network currently serves approximately 4,500 covered lives. PQC's investment totals $5 million. The Company believes that the Atlanta market is attractive for the Company as it is a relatively unconsolidated physician practice market and global capitation arrangements are expected to become a more significant market factor.

     Future Affiliation Transactions. The Company's current primary focus is on expanding the Springfield Affiliated Group and the Flagship Affiliated Group, and developing additional Affiliated Groups in the eastern United States.

     The Company will determine which geographic markets to enter in the future based upon consideration of the following factors (among others): (i) population and economic profile, (ii) level of managed care penetration and effectiveness of providers in coping with the managed care environment, (iii) physician practice density, specialty composition, and average group size, (iv) receptivity of the medical community to the Company's management philosophy,
(v) local competition in the physician practice management business and (vi) commercial and Medicare reimbursement rates. The Company also regularly considers the addition of physicians on an employee, rather than a Stockholder Physician, basis.

Governmental Regulation
-----------------------

     As a participant in the healthcare industry, the Company's operations and relationships, and the business and activities of its affiliated physicians, will be subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels and by fiscal intermediates appointed by various payors and other private brokers. The Company will also be subject to laws and regulations relating to business corporations in general. Because of the uniqueness of the structure of the relationship with the physician groups, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation, and there can be no assurance that a review of the business of the Company or its affiliated physicians by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians. In addition, there can be no assurance that the healthcare regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.

     Prohibition on Corporate Practice of Medicine. The laws of most states, including Massachusetts and Maryland, prohibit business corporations such as the Company from practicing medicine or employing physicians to do so. The contractual relationships the Company has entered into with the Affiliated Groups attempt to comply with these laws. Because there is very limited judicial or regulatory interpretation of the scope of the corporate practice of medicine prohibition in most states, however, there can be no assurance that the Company's contractual arrangements will be found to comply with such laws. Any determination that the contractual relationships violate such laws could have a material adverse effect on the Company, and there can be no assurance that the Company would be able to restructure its arrangements on favorable terms or at all.

     The Massachusetts Board of Registration in Medicine (the "BRM") has proposed regulations that, if promulgated as proposed, might prohibit physicians licensed within the Commonwealth of Massachusetts from entering into management contracts with proprietary business entities unless a majority of the governing board of those business entities are licensed physicians and certain other conditions are met. The BRM also indicated that it may seek to limit significantly the extent to which proprietary business entities may have control or consultation rights with respect to medical decisions or business decisions that may affect patient care, such as the amount of time each physician spends with a patient. Extensive commentary has been filed in opposition to the proposed regulations, and it is not known when or in what form final regulations will be promulgated. The final regulations may have a material adverse effect on the Company's relationship with the Springfield Affiliated Group and its ability to operate in Massachusetts as currently contemplated. Comparable regulations have not been proposed in Maryland, but there can be no assurance that such regulations will not be proposed or adopted.

     Restrictions on Referrals and Fee-Splitting. In addition to prohibiting the practice of medicine, numerous states prohibit entities such as the Company from engaging in certain healthcare-related activities such as fee-splitting with physicians or from making referrals to entities in which the referring physician has an ownership interest. For example, Maryland has enacted legislation that significantly restricts patient referrals for certain services, and requires disclosure of ownership in businesses to which patients are referred and places other regulations on healthcare providers. The Company has structured its arrangements with the practices in the Flagship Affiliation to fit within the group practice exemption contained in the Maryland act; however, investments or contractual relationships with businesses not specifically operated by the Flagship Affiliated Group would, in some cases, be prohibited. The Company believes it is likely that other states will adopt similar legislation. Accordingly, expansion of the operations of the Company to certain jurisdictions may require it to comply with such jurisdictions' regulations which could lead to structural and organizational modifications of the Company's anticipated form of relationships with physician groups. Such changes, if any, could have an adverse effect on the Company.

     Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit the offer or receipt of any form of remuneration in return for the referral of Medicare or state health program (such as Medicaid) patients, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by Medicare or state health programs. The Anti-kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many customary business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. Many states have adopted similar prohibitions against payments intended to induce referrals of state health program and other third-party payor patients. While the Company has attempted to structure its contractual relationships so as to comply with the Anti-kickback Statute, there can be no assurance that such relationships do in fact comply with the Anti-kickback Statute given the broad wording of the statute. While the federal government has promulgated or proposed various "safe harbor" exceptions to the Anti-kickback Statute, the Company does not expect its operations to fit within any of the safe harbors. Violation of the Anti-kickback Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

     Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Stark II prohibits, subject to certain exemptions, a physician or a member of his or her immediate family from referring Medicare or state health program patients for "designated health services" to an entity in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement including the physician's own group practice. The designated health services include radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs for services rendered pursuant to such references and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." In addition, the provider may be disqualified from participating in the Medicare and state health care programs based on the submission of a false claim or participation in a circumventive scheme. The Company has attempted to structure its activities in compliance with Stark I and Stark II. However, the Stark legislation is broad and the Stark I regulations are complex and do not provide clear guidance on how Stark II will be interpreted. A finding that the Company or its Affiliated Groups has violated Stark could have a material adverse effect on the Company. In addition, future regulations or clarification of the existing regulations could require the Company to modify the form of its relationships with physician groups and may limit the Company's ability to implement fully its plan for integrated care.

     Prohibition on False Claims. There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers who fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. There can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. Moreover, technical Medicare and other reimbursement rules affect the structure of physician billing arrangements. Regulatory authorities might challenge the billing arrangements with the Affiliated Groups and, in such event, the Company may have to modify its relationship with physician groups. Noncompliance with such regulations may adversely affect the operation of the Company and subject the Company and Affiliated Groups to lost reimbursement, penalties and additional costs.

     Direct Provision of Healthcare Services. The Company plans to develop a network of integrated healthcare services (other than acute care) in the future, depending on market conditions. If the Company determines that it is advantageous to provide such services through a wholly-owned subsidiary or other controlled relationship, it is possible that one or more subsidiaries or affiliates of the Company could become licensed providers of healthcare services. Any such provider would have to comply with applicable regulatory requirements. In addition, the direct provision of healthcare services by a subsidiary or affiliate might increase the risk to the Company of regulatory or other investigation or litigation.

     Healthcare Reform. A portion of the revenues of the Company's Affiliated Groups is derived from payments made by governmental sponsored healthcare programs (principally, Medicare and Medicaid). Government revenue sources are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by fiscal intermediaries, and government funding restrictions, all of which may materially decrease the rates of payment and cash flow to physicians and other healthcare providers. The federal Medicare program adopted a system of reimbursement of physician services, known as the resource based relative value scale schedule ("RBRVS"), which took effect in 1992 and is expected to be fully implemented by December 31, 1996. The Company expects that the RBRVS fee schedule and other future changes in Medicare reimbursement will, in some cases, result in a reduction from historical levels in the per patient Medicare revenue received by certain of the Affiliated Groups with which the Company may contract, which in turn may result in a decrease in revenues to the Company.

     In addition to current regulation, the United States Congress has considered various types of healthcare reform, including comprehensive revisions to the current healthcare system. It is uncertain what legislative proposals will be adopted in the future, if any, or what actions federal or state legislatures or third party payors may take in anticipation of or in response to any healthcare reform proposals or legislation. Healthcare reform legislation adopted by Congress could result in lower payment levels for the services of physicians managed by the Company and lower profitability of the Affiliated Groups, which could have a material adverse effect on the operations of the Company.

     Insurance Laws. Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of healthcare providers. While these laws do not generally apply to the hiring and contracting of physicians by other healthcare providers, there can be no assurance that regulatory authorities of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer, as an HMO or as a provider network.

     Antitrust Laws. Because the affiliated practice groups are not subsidiaries of the Company and thus remain separate legal entities for antitrust purposes, they may be deemed competitors subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. The Company intends to comply with such state and federal laws as they may affect its development of integrated healthcare delivery networks, but there is no assurance that the review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operation of the Company and its affiliated physician groups.

Competition
-----------

     The Company faces competition for both the recruitment and retention of affiliated physicians. The market for affiliation with physicians is highly competitive, and the Company expects this competition to increase. The Company competes for physician affiliations with many other entities, some of whom have substantially greater resources, greater name recognition and a longer operating history than the Company and some of whom offer alternative affiliation strategies which the Company may not be able to offer.

     The provision of physician practice management services is a highly competitive business in which the Company will compete for contracts with several national and many regional and local providers of such services. Certain of the Company's competitors will have access to substantially greater resources than the Company. Although the nature of the competition may vary, competition is generally based on cost and quality of care.

     There can be no assurance that PQC will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of multi-speciality clinics on terms beneficial to PQC.

Employees
---------

     As of December 31, 1997, the Company had 43 employees and the Affiliated Groups had 1,037 employees, including 198 physicians.

ITEM 2. PROPERTIES.

     The Company leases a 6,358 square foot facility in Waltham, Massachusetts for its headquarters and also leases office space in Springfield, Massachusetts and Baltimore, Maryland. The Springfield Affiliated Group leases approximately 46,000 square feet at 13 practice locations and the Flagship Affiliated Group leases approximately 197,000 square feet at 41 practice locations. The facilities leased by the Company and its Affiliated Groups are sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS.

     On June 12, 1997, Jay N. Greenberg, a founder and former executive vice president of the Company, filed a complaint against the Company in Massachusetts state court seeking damages of $1.4 million and a declaratory judgment that 843,750 of the shares registered in Mr. Greenberg's name (out of 1,012,500 shares of Class A Common Stock originally granted to Mr. Greenberg) have "vested" under this Employment Agreement. The complaint involves a dispute over whether an amendment in December 1996 to Mr. Greenberg's Employment Agreement is valid and whether Mr. Greenberg resigned or was terminated in January 1997. The Company maintains that the amendment was fraudulently induced based upon a commitment by Mr. Greenberg for long-term employment with the Company and that Mr. Greenberg resigned in January 1997. Under such facts Mr. Greenberg is entitled to have no more than 450,000 shares of Class A Common Stock vest (and, depending upon counterclaims that may be brought by the Company, possibly fewer) and is entitled to no severance payment. Mr. Greenberg claims that 843,750 shares of Class A Common Stock have vested and that his employment was terminated in January 1997 by the Company entitling him to severance payments of $440,000. The Company is not able to predict the outcome of this litigation. No other claims are pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company did not issue or sell any equity securities during the quarter ended December 31, 1997 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data for the Company should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10K. The selected financial data of the Company for the period from March 20, 1995 (inception) through December 31, 1995 and for the years ended December 31, 1996 and December 31, 1997, have been derived from financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors.

                                                                   PQC
                                         ------------------------------------------------------
                                                PERIOD FROM
                                              MARCH 20, 1995       YEAR ENDED     YEAR ENDED
                                              (INCEPTION) TO     DECEMBER 31,    DECEMBER 31,
                                            DECEMBER 31, 1995        1996            1997
                                         ------------------------------------------------------
                                                  (in thousands, except per share data)
STATEMENT OF OPERATING DATA:

Net patient service revenue                    $     -            $  6,027        $ 46,037
Retained by physicians                               -               2,195          15,596
                                               -------            --------        --------
Management fee revenue                               -               3,832          30,441
Nonphysician salaries and benefits                   -               1,816          13,865
Other practice expenses                              -               1,822          12,721
General corporate expenses                       2,062               4,666           7,329
Depreciation and amortization                        6                 280           2,164
Provision for bad debt                               -                 214           1,106
                                               -------            --------        --------
Operating income (loss)                         (2,068)             (4,968)         (6,743)
Other, net                                          18                 (13)            238
                                               -------            --------        --------
Income (loss) before taxes                      (2,050)             (4,981)         (6,506)
Income taxes (benefit)                              32                  78            (795)
                                               -------            --------        --------
Net income (loss)                               (2,082)             (5,059)         (5,710)
                                               =======            ========        ========
Net loss available to common stock              (2,082)            (19,496)        (12,389)
Net income (loss) per common share-basic       $ (0.27)           $  (1.81)       $  (0.41)
Weighted average common shares and
 common share equivalents outstanding            7,706              10,786          30,336

                                                      PQC
                                           -------------------------
                                                 DECEMBER 31,
                                            1995     1996     1997
                                           -------------------------
                                               (in thousands)
BALANCE SHEET DATA:

Cash and cash equivalents                  $3,480  $   136   $ 8,782
Net current assets                          2,651     (860)   12,493
Total assets                                4,363   34,790    73,411
Total current liabilities                     850    2,776     2,113
Long-term obligations                       1,410      521       746
Class A Common Stock, subject to put            -   31,851    54,474
Total stockholders' equity (deficiency)     2,104     (358)   16,077

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") which requires the restatement of earnings per share calculations for all years presented. The adoption of SFAS 128 did not impact the Company's earnings per share calculation for 1995 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

     The Company affiliates with and operates multi-specialty medical practice groups. The first physician affiliation took place on August 30, 1996, with 32 physicians in the Springfield, Massachusetts and Enfield, Connecticut area. On December 11, 1996, PQC consummated the affiliation with the Flagship Affiliated Group, which consisted of 59 physicians in Baltimore and Annapolis, Maryland. In connection with the affiliation transactions, the assets and liabilities of the physician practices were transferred to newly formed PCs or PAs affiliated with the Company. Additional physicians have been subsequently added to the Affiliated Groups. PQC is working with these groups of physicians to improve operating practices and to obtain managed care contracts. On October 24, 1997, the Company also acquired a 50% interest in TLC and a 50% interest in Total Quality. Both companies are located in Atlanta, Georgia. As of December 31, 1997, the Company had affiliations or IPA arrangements with the following physicians:

                             Affiliated Physicians
                         ----------------------------
                     Maryland   Massachusetts   Georgia
                    ----------  -------------   -------
Primary Care:          99                 29        0
Specialist:            44                 13        0
Total:                143(1)              42        0

                              IPA Physicians
                              --------------
                     Maryland   Massachusetts   Georgia(2)
                    ----------  -------------   -------

Total:                  0               0         350
-----------------

(1)  Includes 16 non-physician medical professionals.
(2) Reflects number of physicians in IPA network in which the Company has a 50% interest.

     The Company's Fee under Service Agreements. For a discussion of the fee and expense allocation arrangement between the Company and each Affiliated Group, see "Item 1. Business - Affiliation Structure."

     Under the Company's contractual arrangements with its Affiliated Groups, the Company can improve its management fee revenues by increasing the patient care revenue of its Affiliated Groups, whether through improved billing and operating efficiency, additional patient encounters or increased capitated revenues, and controlling the expenses of Affiliated Groups. To the extent that patient revenue increases at a greater rate than practice expenses,

PQC's management fee will increase. Conversely, if PQC is not able to control practice expenses or assist the Affiliated Groups in increasing patient care revenue, PQC will earn no or only a limited management fee. Under the arrangements with the physicians formerly associated with Clinical Associates (which became effective on December 1, 1997) PQC earns a fee based, in part, upon increases in billings, net of bad debts and discounts, above historical levels, and a reduction in the percentage of revenue needed to pay practice expenses. While this structure causes PQC's management fee not to be as dependent upon controlling practice expenses, PQC believes that both increased revenues and controlling costs will continue to be important factors to its management fee growth as increased billings depend upon affiliated physicians being motivated by competitive levels of compensation.

     The Company's and its Affiliated Groups' revenues are derived from governmental programs, managed care payors and traditional fee-for-service arrangements. The following table sets forth the approximate percentage of the revenues received by the practices that were affiliated with the Company at December 31, 1997 during the year ended December 31, 1997:

Fee for Service Contracts           48.0%
Medicare                            35.0%
Capitated Managed Care Contracts    12.0%
Medicaid                             5.0%
                                   ------
                                     100%

Results of Operations
---------------------

Year Ended December 31, 1996 Compared to Period From March 20, 1995 (Inception) to Year Ended December 31, 1995

     From inception (March 20, 1995) through August 30, 1996, the Company was primarily in a development and start up phase. The first affiliation with 32 Springfield, Massachusetts physicians was completed on August 30, 1996. Prior to this date the Company had no revenues. On December 11, 1996, the Company affiliated with 59 physicians in the greater Baltimore-Annapolis, Maryland area.

     In connection with the affiliation transactions, the assets and liabilities of the physician practices were transferred to newly formed PCs and PAs affiliated with the Company. The assets and liabilities of the Springfield, Massachusetts physicians were transferred to Medical Care Partners, P.C. ("MCP") and the physicians became employees of MCP. The assets and liabilities of the December 11, 1996 affiliation were transferred to Flagship Health I, P.A. ("Flagship I") and the physicians became employees of Flagship I.

     The increase in revenues of $6.0 million was more than offset by increases in operating expenses. The affiliation transactions resulted in the addition of physician salaries and benefits, non-physician salaries and benefits, other practice expenses, provision for bad debt and depreciation and amortization. Prior to the completion of the first affiliation transaction the Company incurred general corporate home office expense only.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     During January and February 1997, the Company affiliated with 6 physicians in the Springfield, Massachusetts area. The assets and liabilities of the Springfield physicians were transferred to MCP and the physicians became employees of MCP. On December 1, 1997, the Company entered into an affiliation agreement with a physician practice consisting of 58 physicians located in the Baltimore/Annapolis, Maryland area. The assets and liabilities of the Baltimore/Annapolis physicians were transferred to Flagship Health II, P.A. ("Flagship II") and the physicians became employees of Flagship II.

     The completion of the Springfield and Baltimore area affiliations resulted in the Company having net revenues of approximately $46.0 million for the year ended December 31, 1997 compared to approximately $6.0 million for the year ended December 31, 1996. The increase in revenues was primarily due to both the number and dates of affiliation of the Springfield and Baltimore physicians.
The revenues for 1996 were generated from 32 physicians from August 30, 1996 through December 31, 1996 and one month of revenues from Flagship I physicians. The revenues for 1997 consisted of a full year of revenues from both MCP and Flagship I physicians as well as one month's revenues generated by the 58 Flagship II physicians. The source of revenue in 1997 remained largely unchanged from 1996, with fee for service payments and Medicare accounting for approximately 83% of revenue. Although the Company is seeking to increase its participation in capitated managed care contracts, such agreements only amounted for approximately 12.0% of revenue in 1997.

     During the year ended December 31, 1997 as compared to the year ended December 31, 1996, the amounts retained by physician groups, which represents physician salaries and benefits increased approximately $13.4 million. The increase is primarily due to the same factors which caused the increase in revenues, namely that 1997 consisted of a fully year of operations for MCP and Flagship I as compared to four months of operations and one month of operations during 1996 for MCP and Flagship I, respectively. In addition, the affiliation of Flagship II on December 1, 1997 resulted in an increase of approximately $900,000 as compared with 1996. As a percentage of net patient service revenues amounts retained by physician groups decreased from 36.4% in 1996 to 33.8% in 1997. This decrease was primarily due to variances in the fee and expenses allocation arrangements between the Company and each Affiliated Group. See "Item 1. Business-Affiliation Structure."

     During the year ended December 31, 1997 as compared to the year ended December 31, 1996, nonphysician salaries and benefits, which represents salaries and benefits for staff engaged in the physicians' practice increased approximately $12.0 million. Other practice expenses in 1997, which represent primarily all non-salary and benefits expenses of physicians' practices, increased approximately $10.9 million and provision for bad debt increased approximately $891,000. These increases in physician affiliation expenses resulted primarily from the same reasons stated above for the increase in net patient service revenues and amounts retained by physician groups; namely that 1997 consisting of a full year of operations for MCP and Flagship I as compared with a partial year operations in 1996 and the addition of Flagship II during 1997.

     General corporate expenses consist of all costs except depreciation and amortization of the Company's corporate home office and regional operations.
The increase in general corporate expenses of approximately $2.7 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996 was primarily due to the increase in home office and corporate regional operations staff and related expenses to support the Company's growth. However, corporate expenses increased at a slower rate than overall revenue, declining from 77.4% of net patient service revenue in 1996 to 15.9% in 1997.

     Depreciation and amortization expense consists primarily of amortization of intangibles associated with affiliated practices. The increases of approximately $1.9 million from the year ended December 31, 1997 as compared to the year ended December 31, 1996 was due to the increase in intangible assets acquired as practice affiliations were completed, as well as 1997 consisting of a full years depreciation and amortization for MCP and Flagship I as compared to a partial year of depreciation and amortization during 1996.

     On October 24, 1997, the Company acquired a 50% interest in TLC and a 50% interest in Total Quality. The Company has accounted for the transaction using the equity method of accounting for investments in common stock. For the year ended December 31, 1997, the net loss in investment was approximately $98,000. The Company made no such investments in 1996.

     The increase in interest income of approximately $407,000 for the year ended December 31, 1997 as compared to the year ended December 31, 1996 was primarily due to a significant increase in the purchase of the Company's Class B and Class C Common Stock by institutional investors during the year ended December 31, 1997 as compared to the year ended December 31, 1996. Proceeds from the issuance of common stock to institutional investors, net of issuance costs were approximately $25.8 million for the year ended December 31, 1997 as compared to approximately $8.0 million for the year ended December 31, 1996.

Liquidity and Capital Resources
-------------------------------

     The Company's principal requirements for capital are payments to physicians in connection with affiliation transactions with the Company and its Affiliated Groups, transaction costs associated with such affiliation transactions, working capital requirements for its Affiliated Groups and the funding of operating losses. The Company anticipates that its liquidity and capital resource requirements will be similar on a long-term and short-term basis. Due to its start-up status, the Company has incurred significant operating losses to date and does not have operating cash flow to fund growth or further losses. The Company's principal sources of capital to date have been the issuance of Class B and Class C Common Stock to contain institutional investors, issuances of Class A Common Stock to Physician Stockholders, other issuances of Class A Common Stock to private investors, borrowing under a Credit Agreement with Bankers Trust Company (which terminated on January 31, 1998) and cash generated by the operations of the Affiliated Groups.

     During 1997 and 1996, the Company paid aggregate consideration of approximately $23.6 and $29.5 million, respectively, in connection with affiliation transactions. Of such amount, approximately $7.8 million in 1997 and $5.9 in 1996 was paid in cash and approximately $15.8 million in 1997 and $23.6 in 1996 was paid in Class A Common Stock. The majority of such payments were accounted for as an addition to intangible assets, which represented $26.1 million of the Company's total assets of $73.4 million at December 31, 1997. As of December 31, 1997, intangible assets net of amortization costs, represent approximately $57.3 million of the Company's total assets of approximately $73.4 million. The Company is amortizing the intangible assets over 25 years.

     Of the Company Common Stock outstanding at December 31, 1997, 18,157,982 shares of Class A Common Stock are subject to a put option which provides for the put of the shares back to the Company at fair value upon the death or disability of the holder. In addition, 1,029,749 of such shares are also subject to a fair value put option back to the Company at the later of the shareholder's retirement from the Company or June 1998. Consequently, these 18,157,982 shares of Class A Common Stock have been recorded at fair value outside of permanent equity in the accompanying balance sheet. Under the Company's stockholder agreements, the holders of an aggregate of 15,471,063 shares of Class A Common Stock, the Company may repurchase such shares for fair value if the shareholder's termination of employment with the Company is without cause or is by resignation, and for the lower of cost or fair value if termination is with cause. The terms of such repurchase provision may not permit the Company to fully recover its affiliation payments to the physician or reflect the cost of affiliation transactions at the time of termination. To date, no Stockholder Physician has terminated an employment agreement or repurchased any practice assets. All of the above put and call provisions expire on the closing of a public offering of the Company's common stock which results in net proceeds to the Company of at least $50.0 million and which meets certain other criteria.
In addition to the previously discussed put options, the Flagship II physicians have the right to require the Company to repurchase (in the form of a five year non-interest bearing note) 4.8 million shares of Class A Common Stock issued in the Flagship II affiliation at a purchase price of $3.00 per share if the Company has not completed an underwritten initial public offering prior to December 1, 2001. Because the Company's shares are subject to a number of restrictions in the stockholders' agreements and will not trade until the occurrence of such an offering, the Company believes it is a nonpublic entity for compensation accounting purposes and, accordingly, has not recorded any compensation expense for these puts and calls.

     Working capital existing at the date of affiliation has generally been retained in the practices. Therefore, additional working capital investment is generally only required to the extent billing processing is slowed during payor administrative changes after an affiliation and also to fund growth of revenues. The Company and its affiliated entities had total net accounts receivable of $5.4 million and $11.9 million at December 31, 1996 and 1997, respectively.

     The Company currently anticipates that its and the Affiliated Group's capital expenditures during 1998 will be approximately $2.5 million.

     The Company has executed a contract with HMO and Company that obligates the Company to purchase $1.1 million worth of equipment and licenses pertaining to practice management systems. The term of the contract is five years.

Impact of Year 2000
-------------------

     The Company is aware of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate enormous data or cause a system to fall.

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It is currently anticipated that all reprogramming efforts will be completed by July 31, 1999, allowing adequate time for testing. A preliminary assessment has indicted that some of the Company's older personal computers and ancillary software programs may not be Year 2000 compatible. The Company intends to either replace or modify these computers and programs. The cost of this replacement is not expected to be material as the shelf life of the Company's personal computers is three to five years. The present financial systems are all Year 2000 compliant. The practice management system is 80% compliant and the Company plans to move to a newer version of the software which is 100% compliant as part of it's reprogramming efforts which will be completed by July 31, 1999. This upgrade is provided under the Company's current software maintenance agreement with its software vendor. All new software purchased will be 100% compliant.

     The Company is also obtaining confirmations from the Company's primary vendors that plans are already in place to address processing of transactions in the Year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted in a timely fashion or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing the assessment of the Year 2000 compliance costs. However, based on currently available information (excluding the possible impact of vendor systems which management currently is not in a position to evaluate) as noted above, management does not believe that these costs will have a material effect on the Company's earnings.

Factors Affecting Future Operating Results
------------------------------------------

     Lack of Operating History; History of Operating Losses

     The Company's historical financial condition and results of operations may not be indicative of the Company's results of operations and financial condition for future periods. The Company has incurred losses of each of its fiscal years through 1997. The Company expects to incur operating losses for at least the immediate future and to fund such operating losses through the issuance of additional equity and debt securities. See "-- Need for Substantial Additional Capital." There can be no assurance that the Company will achieve or maintain profitability.

     Need for Substantial Additional Capital

     The Company will require substantial capital resources to obtain the necessary scale to become profitable and to fulfill its business plan. Additional funds will be required to fund the acquisition, integration, operation and expansion of affiliated practices, capital expenditures including the development of the information systems to manage such practices, operating losses and general corporate purposes.

     The Company has no committed external sources of capital. Without the consent of the director elected by the stockholders of the Class B-1 Common Stock (the "Class B-1 Director"), the director elected by the stockholders of the Class B-2 Common Stock (the "Class B-2 Director," and together with the Class B-1 Director the "Class B Directors") and the directors elected by the holders of Class C Common Stock (the "Class C Directors"), the Company may not obtain additional financing through external borrowings or the issuance of additional securities. The issuance of additional capital stock could have an adverse effect on the value of the shares of common stock held by the then existing stockholders. There can be no assurance that the Class B Directors and Class C Directors will approve such capital raising activities or that the Company will be able to raise additional capital when needed on satisfactory terms or at all. The failure to obtain additional financing when needed and on appropriate terms could have a material adverse effect on the Company.

     Risk that Future Affiliation Transactions Will Not Be Consummated; Costs of Affiliation Transactions

     There can be no assurance that any future affiliation transactions will be consummated. In consummating future affiliation transactions, the Company will rely upon certain representations, warranties and indemnities made by sellers with respect to the affiliation transaction, as well as its own due diligence investigation. There can be no assurance that such representations and warranties will be true and correct, that the Company's due diligence will uncover all material adverse facts relating to the operations and financial condition of the affiliated medical practices or that all of the conditions to the Company's obligations to consummate these future affiliations will be satisfied. Any material misrepresentations could have a material adverse effect on the Company's financial condition and results of operations.

     The Company has incurred approximately $2.9 million and $567,000 during 1996 and 1997, respectively, in accounting, legal and other costs in developing its affiliation structure and completing its initial affiliation transactions. The Company's ability to enter into affiliation transactions with a significant number of physicians and to achieve positive cash flow will be adversely affected unless it is able to reduce the expenses associated with future transactions. There can be no assurance that the Company will be able to reduce transaction costs on a per affiliated physician basis in the future.

     Dependence upon Affiliated Medical Practices

     Although the Company does not and will not employ physicians or control the medical aspects of the practices of the physicians employed by the Springfield Affiliated Group, the Flagship Affiliated Group or similar Affiliated Groups, the Company's revenue and profitability are directly dependent on the revenue generated by the operation and performance of and referrals among the affiliated medical practices. The compensation to the Company under its Services Agreements with the Affiliated Groups is based upon a percentage of the profits or revenues generated by the Affiliated Groups' practices with a substantial portion of the profits or revenues being allocated to the physicians until threshold levels of income or revenues, based upon the physicians' historical compensation or billings, are achieved. Accordingly, the performance of affiliated physicians affects the Company's profitability and the success of the Company depends, in part, upon an increase in net revenues from the practice of affiliated physicians compared to historical levels. The inability of the Company's Affiliated Groups to attract and retain patients, to manage patient care effectively and to generate sufficient revenue or a material decrease in the revenues of the Affiliated Groups would have a material adverse effect on the financial performance of the Company. To the extent that the physicians affiliated with the Company are concentrated in a limited number of target markets, as is currently the case in western Massachusetts and Maryland, deterioration in the economies of such markets could have a material adverse effect upon the Company.

     Risks Related to Expansion of Operations

     Integration Risks. The Company has completed affiliation transactions with the Springfield Affiliated Group and the Flagship Affiliated Group, and is seeking to enter into Affiliations with additional physicians. In the Springfield and Greater Baltimore-Annapolis areas and in other potential affiliation markets, the Company is integrating physician practice groups that have previously operated independently. The Company is still in the process of integrating its affiliated practices. The Company may encounter difficulties in integrating the operations of such physician practice groups and the benefits expected from such affiliations may not be realized. Any delays or unexpected costs incurred in connection with integrating such operations could have an adverse effect on the Company's business, operating results or financial condition.

         While each Affiliation conforms to PQC's overall business plan, the profitability, location and culture of the physician practices that have been combined into Affiliated Groups are different in some respects. PQC's management faces a significant challenge in its efforts to integrate and expand the business of the Affiliated Groups. The need for management to focus upon such integration and future Affiliations may limit resources available for the day-to-day management of the Company's business. While management of the Company believes that the combination of these practices will serve to strengthen the Company, there can be no assurance that management's efforts to integrate the operations of the Company will be successful. The profitability of the Company is largely dependent on its ability to develop and integrate networks of physicians from the affiliated practices, to manage and control costs and to realize economies of scale. There can be no assurances that there will not be substantial costs associated with such activities or that there will not be other material adverse effects on the financial results of the Company as a result of these integration and affiliation activities.

         The Company intends to continue to pursue an aggressive growth strategy through affiliations and internal development for the foreseeable future. The Company's ability to pursue new growth opportunities successfully will depend on many factors, including, among others, the Company's ability to identify suitable growth opportunities and successfully integrate affiliated or acquired businesses and practices. There can be no assurance that the Company will anticipate all of the changing demands that expanding operations will impose on its management, management information systems and physician network. Any failure by the Company to adapt its systems and procedures to those changing demands could have a material adverse effect on the operating results and financial condition of the Company.

        Need to Hire and Retain Additional Physicians

         The success of the Company is dependent upon its ability to affiliate with a significant number of qualified physicians and the willingness of such affiliated physicians to maintain and enhance the productivity of their practices following affiliation with PQC. The market for affiliation with physicians is highly competitive, and the Company expects this competition to increase. The Company competes for physician affiliations with many other entities, some of which have substantially greater resources, greater name recognition and a longer operating history than the Company and some of which offer alternative affiliation strategies which the Company may not be able to offer. In addition, under current law the Company has no or only limited ability to enforce restrictive covenants in the employment agreements with the physicians with whom the Company affiliates. The Company is subject to the risk that physicians who receive affiliation payments may discontinue such affiliation with the Company, resulting in a significant loss to the Company and a decrease in the patient base associated with such affiliated physicians. There can be no assurance that PQC will be able to attract and retain a sufficient number of qualified physicians. If the Company were unable to affiliate with and retain a sufficient number of physicians, the Company's operating results and financial condition would be materially adversely affected. A material increase in costs of affiliations could also adversely affect PQC and its stockholders.

     Risk of Inability to Manage Expanding Operations

     The Company is seeking to expand its operations rapidly, which, if successful, will create significant demands on the Company's administrative, operational and financial personnel and systems. There can be no assurance that the Company's systems, procedures, controls and staffing will be adequate to support the proposed expansion of the Company's operations. The Company's future operating results will substantially depend on the ability of its officers and key employees to integrate the management of the Affiliated Groups, to implement and improve operational, financial control and reporting systems and to manage changing business conditions.

     Dependence Upon the Growth of Numbers of Covered Lives

     The Company is also largely dependent on the continued increase in the number of covered lives under managed care and capitated contracts. This growth may come from affiliation with additional physicians, increased enrollment with managed care payors currently contracting with the Affiliated Groups and additional agreements with managed care payors. A decline in covered lives or an inability to increase the number of covered lives under contractual arrangement with managed care or capitated payors could have a material adverse effect on the operating results and financial condition of the Company.

     Potential Regulatory Restraints Upon the Company's Operations

     The healthcare industry is subject to extensive federal and state regulation. Changes in the regulations or interpretations of existing regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks of Capitated Contracts

     The physician groups with which the Company is affiliated and proposes to affiliate are parties to certain capitated contracts with third party payors, such as insurance companies. The Company intends to seek to expand the capitated patient base of its Affiliated Groups, particularly for Medicare enrollees. In general, risk contracts pay a flat dollar amount per enrollee in exchange for the physician's obligation to provide or arrange for the provision of a broad range of healthcare services (including in-patient care) to the enrollee. A significant difference between a full risk capitated contract and traditional managed care contracts is that the physician is sometimes responsible for both professional physician services and many other healthcare services, e.g., hospital, laboratory, nursing home and home health. The physician is not only the "gatekeeper" for enrollees, but is also financially at risk for over-utilization and for the actuarial risk that certain patients may consume significantly more healthcare resources than average for patients of similar age and sex (such patients are referred to herein as "high risk patients").

     While physicians often purchase reinsurance to cover some of the actuarial risk associated with high risk patients, such insurance typically does not apply with respect to the risk of over-utilization until a relatively high level of aggregate claims has been experienced and therefore does not completely protect against any capitation risk assumed. If over-utilization occurs with respect to a given physician's enrollees (or the physician's panel of enrollees includes a disproportionate share of high risk patients not covered by reinsurance), the physician is typically penalized by failing to receive some or all of the physician's compensation under the contract that is contingent upon the attainment of negotiated financial targets, or the physician may be required to reimburse the payor for excess costs. In addition, a physician may be liable for over-utilization by other physicians in the same "risk pool" and for utilization of ancillary, in-patient hospital and other services when the physician has agreed contractually to manage the use of those services. Neither the Company nor the Affiliated Groups currently maintain any reinsurance arrangement and, to date, the Affiliated Groups have not experienced losses from participation in risk pools or incurred any material penalties or obligations with respect to excess costs under capitated contracts. The Company is pursuing a strategy of seeking increased participation in capitated contracts for all of its affiliated physicians. As the percentage of the Company's revenues derived from capitated contracts increases, the risk of the Company experiencing losses under capitated contracts increases. As the revenues from capitated contracts became of increasing importance to PQC and its Affiliated Groups, the Company will review the financial attractiveness of reinsurance arrangements.

     Medical providers, such as the Affiliated Groups, are experiencing increasing pricing pressure in negotiating capitated contracts while facing increased demands on the quality of their services. If these trends continue, the costs of providing physician services could increase while the level of reimbursement could grow at a lower rate or decrease. Because the Company's financial results are dependent upon the profitability of such capitated contracts, the Company's results will reflect the financial risk associated with such capitated contracts. Liabilities or insufficient revenues under capitated and other risk-sharing arrangements could have a material adverse effect on the Company.

     Risks of Changes in Payment for Medical Services

     The profitability of the Company may be adversely affected by Medicare and Medicaid regulations, cost containment decisions of third party payors and other payment factors over which PQC and its Affiliated Groups have no control. The federal Medicare program has undergone significant legislative and regulatory changes in the reimbursement and fraud and abuse areas, including the adoption of RBRVS schedule for physician compensation under Medicare, which may have a negative impact on PQC's revenue. Efforts to control the cost of healthcare services are increasing. PQC's Affiliated Groups contract with provider networks, managed care organization and other organized healthcare systems, which often provided fixed fee schedules or capitation payment arrangements which are lower than standard charges. Future profitability in the changing healthcare environment, with differing methods of payment for medical services, is likely to be affected significantly by management of healthcare costs, pricing of services and agreements with payors. Because PQC derives its revenues from the revenues generated by its affiliated physician groups, further reductions in payment to physicians generally or other changes in payment for healthcare services could have an adverse effect on the Company.

     Exposure to Professional Liability; Liability Insurance

     In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice, negligent credentialing of physicians, and related legal theories. Many of these lawsuits involve large claims and substantial defense costs. There can be no assurance that the Company will not become involved in such litigation in the future. Through its management of practice locations and provision of non-physician healthcare personnel, the Company could be named in actions involving care rendered to patients by physicians or other practitioners employed by Affiliated Groups. In addition, to the extent that affiliated physicians are subject to such claims, the physicians may need to devote time to defending such claims, adversely affecting their financial performance for the Company, and potentially having an adverse effect upon their reputations and client base. The Company and the Affiliated Groups maintain professional and general liability insurance, which is currently maintained at $1 million per occurrence and $3 million annually for each affiliated physician. Nevertheless, certain types of risks and liabilities are not covered by insurance, and there can be no assurance that the limits of coverage will be adequate to cover losses in all instances.

     Certain Federal Income Tax Considerations

     Physician groups which operated as PCs in Springfield prior to affiliating with the Company were merged into the Springfield Affiliated Group, with stockholders of each PC receiving shares of Class A Common Stock of the Company and cash in exchange for their capital stock in the PC. Physician groups which operated as PAs in the greater Baltimore-Annapolis area prior to affiliating with the Company were similarly merged into the Flagship Affiliated Group, with stockholders of each PA receiving shares of Class A Common Stock of the Company and cash in exchange for their capital stock in the PA. Each such merger is intended to qualify as a "reorganization" under Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), in which case no gain or loss would generally be recognized by the PC or PA or the stockholders (other than as cash received) of the PC or PA. The Company has not sought or obtained a ruling from the Internal Revenue Service or an opinion of counsel with respect to the tax treatment of the mergers of PCs or PAs into the Springfield or Flagship Affiliated Groups. The Company does not believe that the Internal Revenue Service is issuing rulings at this time on transactions using the Company's affiliation structure. If a merger were not to so qualify, the exchange of shares would be taxable to the stockholders of the PC or PA, and the consideration (net of asset basis) issued in connection with the merger would be taxable to the Affiliated Group into which such PC or PA was merged. Because of such tax liability, failure of a merger or mergers to qualify as tax-free reorganizations could have a material adverse effect on the applicable Affiliated Group and the Company. Also, the inability to structure future Affiliations on a tax deferred basis may adversely affect the Company's ability to attract additional physicians.

     New Management; Dependence on Key Personnel

     The current management structure and the senior management team of the Company have been in place for a relatively short time. The Company's future success depends, in large part, on the continued service of Jerilyn P. Asher, the Chief Executive Officer, and on PQC's ability to continue to attract, motivate and retain highly qualified senior management and employees. The Company has an employment agreement with Ms. Asher. The Company does not maintain key person life insurance with respect to Ms. Asher. As a development stage company, PQC has experienced some turnover in staff, including two of the founding officers. The Company and one of the departed founders are currently in a dispute concerning the vesting of approximately 400,000 shares of Class A Common Stock granted to the founder and the founder's right to severance payments of approximately $440,000. Although the Company has entered into employment agreements with certain of its other executives that contain covenants not to compete with the Company, there can be no assurance that the Company will be able to retain such key executives or its senior managers and employees. The inability to hire and retain qualified personnel or the loss of the services of personnel could have a material adverse effect upon the Company's business and future business prospects.

     Risk of the Unavailability of the Equity Facility

     The remaining amount under the Class B and Class C Stock Purchase Agreement (the "Equity Facility') with certain institutional inventors ("Institutional Investors") is only available with the consent of the Institutional Investors and there can be no assurance that the Institutional Investors will be willing to provide additional capital when needed by the Company. The Equity Facility also restricts the sources of capital available to the Company without the consent of the Institutional Investors. Except for the Equity Facility, the Company has no committed external sources of capital. Except with the consent of the director elected by the Institutional Investors, the Company may not obtain additional financing through external borrowings or the issuance of additional securities. The Institutional Investors also have received warrants to purchase a substantial number of shares of Class A Common Stock. These warrants are exercisable at $2.50 or $3.25 per share, which exercise price may be substantially below the fair market value of the Class A Common Stock at the time of exercise. Any additional equity issuance could have an adverse effect on the value of the shares of Class A Common Stock held by the then existing stockholders.

     Risks from Put and Other Rights Held by Certain Stockholders

     Each physician and management stockholder who is a party to the Stockholders Agreement, dated as of August 30, 1996 (the "Stockholder's Agreement"), has the right to require PQC to purchase the Common Stock owned by such stockholder at fair market value upon their death or disability. Pursuant to the Stockholders Agreement, fair market value, as determined by the Board of Directors, reflects an arms-length private sale. In determining the fair market value, the Board is to consider recent arms-length sales by the Company and the stockholders, as well as other factors considered relevant. While the Stockholders Agreement does not limit the Board's discretion, such other factors may include changes, since the last arms-length sale, in the Company's financial conditions or prospects and any valuation studies conducted by management of the Company or independent valuation experts. Under the Stockholder Agreement, the Board is not permitted to discount the fair market value of the Common Stock to reflect the fact that the Common Stock being sold constitutes less than a majority of the outstanding shares. The put option is only triggered by death or disability (and in a few instances retirement) and will terminate upon the completion of a public offering which results in at least $50.0 million in gross revenues to the Company and which meets certain other criteria. The physician affiliated with Clinical Associates have the right to require the Company to repurchase their Common Stock at $3.00 per share (in the form of a five year, non-interest bearing note) in the event that the Company has not completed an underwritten initial public offering within four years. The exercise of such right could have a material adverse effect upon the Company. To the extent that the "put options" are likely to be exercised, the Company expects to fund such repurchases from working capital, the Equity Facility or other sources.

     Amortization of Intangible Assets

     In connection with its Affiliations, the Company has recorded, and is expected to continue to record, a significant amount of intangible assets as the consideration paid to physicians exceeds the value of the practice assets. At December 31, 1997, the Company had intangible assets of approximately $57.3 million reflected on its balance sheet as long-term affiliation agreements. The Company amortizes such intangible assets over a 25 year period. See the Notes to the Company's Financial Statements. The amortization of these intangible assets, while not affecting the Company's cash flow, has an ongoing negative impact upon the Company's earnings. During the year ended December 31, 1997, amortization of intangible assets contributed approximately $1,292,000 to the Company's net loss of $5.7 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     All financial statements required to be filed hereunder are filed as Appendix A, are listed under Item 14(a) and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosure matters.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of the Company and their ages as of December 31, 1997 are as follows:

NAME                          AGE                  POSITION
----------------------------  ---  -----------------------------------------
Jerilyn P. Asher               55  Chief Executive Officer and Chairman
                                      of the Board
Alphonse Calvanese, M.D.       46  Director
Leslie Fang, M.D.(1)           52  Director
Ira Fine, M.D.                 49  Director
Dana Frank, M.D.               47  President and Director
Arlan F. Fuller, Jr., M.D.     52  Executive Vice President, Medical
                                      Affairs and Director
Stephen G. Pagliuca            42  Director
Marc Wolpow                    39  Director
Timothy T. Weglicki            46  Director
Samantha J. Trotman            30  Chief Financial Officer

----------------
(1)  Member of the Compensation Committee.

There are currently three vacancies on the Board.

     Directors, Executive Officers and Other Key Employees
     -----------------------------------------------------

     Jerilyn P. Asher is a founder of the Company and has served as Chief Executive Officer and as Chairman of the Board since its inception. She has over eighteen years of experience as a healthcare executive in both the public and private sectors, with broad-based responsibilities for all aspects of constituency building with physicians and payors, business development, finance, operations, sales, marketing and federal and state healthcare regulation. From 1994 to 1995, Ms. Asher served as President and a member of the Board of Directors of Abbey Healthcare Group Incorporated ("Abbey"), a home healthcare provider. Ms. Asher was a founder and served as President, Chief Executive Officer and Chairman of the Board of Directors from 1988 to 1995 and Executive Vice President from 1985 to 1988 of Protocare, Inc., a leading regional provider of home healthcare products and services. From 1978 to 1984, Ms. Asher served as Executive Director of United Cerebral Palsy of Western Massachusetts, Inc., a multi-service agency providing direct care services to persons of all ages with multiple disabilities.

     Alphonse Calvanese, M.D. has been a member of the Board of Directors of the Company since November 1996 and President of the Springfield Affiliated Group since August 1996. He has been in the private practice of medicine since 1981. He received his B.S. from the University of Massachusetts and his M.D. from Tufts Medical School. He completed his internship and residency at Baystate Medical Center.

     Leslie Fang, M.D. has served as a member of the Board of Directors of the Company and a member of the Board's compensation committee since its inception. Dr. Fang has been Associate Director of the Hemodialysis Unit, Massachusetts General Hospital since 1980 and an Assistant Professor of Medicine at Harvard University Medical School since 1983. He is also Director of the Charles River Plaza Dialysis Unit and a nationally recognized expert in the field of nephrology. Dr. Fang received his B.S., M.S. and Ph.D. in physiology and biophysics from the University of Illinois and his M.D. from Harvard University Medical School. He completed his internship and residency at Massachusetts General Hospital.

     Ira Fine, M.D. has been a member of the Board of Directors of the Company since November 1996. He has been in the private practice of medicine for 16 years and has been the Chief, Division of Rheumatology at Sinai Hospital since 1988 and St. Joseph Medical Center in Baltimore since 1992. He is the Chairman of the Board of The Physician Group. He is also an Assistant Professor of Medicine at the University of Maryland School of Medicine and an Assistant Professor of Medicine at the Johns Hopkins University School of Medicine. He received his B.S. from the Virginia Polytechnic Institute and his M.D. from University of Maryland School of Medicine. He completed his internship at University of Maryland Hospital/Baltimore Veterans Administration Hospital, his residency at University of Maryland Hospital and a fellowship in rheumatology at the Johns Hopkins University School of Medicine.

     Dana Frank, M.D. has been President of the Company since March 1997 and the Flagship Affiliated Group since December 1996 and has served as a member of the Board of Directors of the Company since November 1996. He has been in the private practice of medicine since 1981 and is President of Park Medical Associates, P.A. He is an Assistant Professor at the Johns Hopkins University School of Medicine and has been a Consulting Internist and Headache Specialist at the Johns Hopkins University School of Medicine since 1981. He has also served on the Johns Hopkins Hospital Medical Board. He received his A.B.

from Brown University and his M.D. from George Washington University. He completed his internship and residency at Johns Hopkins Hospital.

     Arlan F. Fuller, Jr., M.D. has served as Executive Vice President of Medical Affairs and a member of the Board of Directors of the Company since its inception. He also co-chairs the Company's National Medical Advisory Board, and is responsible for organizing and directing the company's clinical systems. Dr. Fuller has been an Associate Professor of Obstetrics and Gynecology at Harvard University Medical School since 1987 and has been the Director of the Gynecologic Oncology Service of Massachusetts General Hospital since 1985. Dr. Fuller maintains a practice in gynecologic surgery and gynecologic oncology at the Massachusetts General Hospital and is affiliated with the North Shore Cancer and Medical Centers in Peabody and Salem, Massachusetts. In 1988, Dr. Fuller was a founder and served as President of Massachusetts General Physicians Corporation, the first organized physician group at the Massachusetts General Hospital and a forerunner to the Massachusetts General Physicians Organization, which manages group practices at the Massachusetts General Hospital. Previously, Dr. Fuller was a member of the Board of Trustees of Partners Community Healthcare, Inc., the primary care network and integrated health system which includes the Massachusetts General Hospital and Brigham and Women's Hospital. Dr. Fuller received his undergraduate degree from Bowdoin College and his M.D. from Harvard University Medical School. He completed his internship at Massachusetts General Hospital, his residencies at the former Boston Hospital for Women (now the Brigham and Women's Hospital) and a fellowship in gynecological oncology at Sloan-Kettering Memorial Cancer Center.

     Stephen G. Pagliuca has been a member of the Board of Directors of the Company since August 1996. He has been with Bain Capital, Inc., where he is a Managing Director, since 1989, and has actively invested in the medical and information industries. Prior to joining Bain Capital, Inc., he was a partner at Bain & Company, where he managed client relationships in the healthcare and information services industries, including assisting clients in developing acquisition strategies. He is chairman of the board of PhysioControl Corporation and Dade International, Inc. and a director of Vivra, Inc., Coram Healthcare, Gartner Group, Executone, Medical Specialities Group and Wesley-Jessen.

          Marc Wolpow has been a member of the Board of Directors of the Company since August 1996. He joined Bain Capital, Inc. in 1990 and has been a Managing Director since 1993. Previously he was a member of the corporate finance department of Drexel Burnham Lampert, Inc. He is a director of American Pad & Paper Corp., Miltex Instruments, Inc., Professional Services Industries, Inc., Paper Acquisition Corp. and Waters Corp.

          Timothy T. Weglicki has been a member of the Board of Directors of the Company since June 1997. Mr. Weglicki has been a principal with ABS Partners II, L.L.C., the general partner of ABS Capital Partners II, L.P., a private equity fund, and related entities since December 1993. Prior to joining ABS Partners, he was a Managing Director of Alex Brown & Sons, Inc., where he established and headed its Capital Markets Group and prior thereto headed the Firm's Equity Division, Corporate Finance Department, and Health Care Investment Banking Group. Mr. Weglicki holds an M.B.A. from the Wharton Graduate School of Business and a B.A. from the John Hopkins University. He is a director of Eldertrust, VitalCom, Inc. and several privately held companies.

     Samantha J. Trotman has served as Chief Financial Officer since December 1996. She is responsible for all financial functions and physician affiliation activities. She is also a member of the senior management team. Ms. Trotman joined PQC from Bain Capital, where she was a senior associate. While at Bain Capital, she managed and completed over a dozen transactions with combined value of approximately $500 million, including the $30 million capital commitment to the Company. Prior to joining Bain Capital, Ms. Trotman was an analyst with Wasserstein Perella, a leading mergers and acquisitions advisory firm. Ms. Trotman holds a BA in Engineering from Cambridge University, England, an MA and Meng also from Cambridge and an MBA from Harvard Business School.

     Ann M. Keehn served as Vice President of Finance from February 1997 to February 1998. Prior to joining PQC, Ms. Keehn was Director, Health Services Management Consulting for John Snow, Inc. ("JSI"), an international health care consulting firm. During her eight years with JSI, Ms. Keehn provided management consulting services to a wide array of health care provider organizations including integrated delivery systems, physician practices, community health centers, and hospitals. Consulting engagement areas included strategic planning, affiliation strategies, financial management under capitation arrangements, and operational effectiveness. From 1988 to 1995, Ms. Keehn served as the chief financial officer and interim chief executive officer for Acton Medical Associates, a primary group practice affiliated with Harvard Pilgrim (formerly Harvard Community Health Plan). Ms. Keehn has also held financial positions with Children's Hospital and Brigham and Women's Hospital in Boston. Ms. Keehn worked for Price Waterhouse from 1978 to 1981. She is a certified public accountant and a member of the Massachusetts Society of CPAs. Ms. Keehn received her BA in Accounting from Kansas State University and her Masters in Business Administration from the University of Texas.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth compensation earned by (i) the Company's Chief Executive Officer and (ii) the other executive officer of the Company whose compensation was greater than $100,000 in the year ended December 31, 1997 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                                       Long-Term
                                                                      Compensation
                                     Annual Compensation               Awards (1)
                                    ---------------------             --------------
                                                                 Securities   All Other
                                                                 Underlying  Compensation
  Name and Principal Position  Year    Salary ($)   Bonus ($)    Options (#)     ($)
-----------------------------  ----   ------------  ----------   ----------- ------------
Jerilyn P. Asher.............  1997    250,000         --            --         7,996 (2)
 Chief Executive Officer       1996    250,000         --            --         9,647 (3)
Dana Frank...................  1997    220,325 (4)     --         300,000         --
 President                     1996    118,075         --            --           --
Samantha J. Trotman..........  1997    125,000         --         400,000         --
 Chief Financial Officer       1996      4,808 (5)     --            --           --

----------------
(1) The Company did not grant any restricted stock or stock appreciation rights during the year ended December 31, 1997.

(2) Represents $7,200 paid in connection with an automobile allowance and $796 of compensatory group life insurance premiums paid by the Company.

(3) Represents $7,200 paid in connection with an automobile allowance and $2,447 of compensatory group life insurance premiums paid by the Company.

(4)  Includes $120,325 paid as salary for Dr. Frank's patient care practice.

(5)  Amount based on annual salary of $125,000 from December 16, 1996.


                             Employment Agreements
                             ---------------------

     The Company is a party to an employment agreement with Jerilyn P. Asher pursuant to which Ms. Asher serves as Chief Executive Officer of the Company for the three-year period ending June 21, 1998. The term of the agreement will be automatically extended for successive one-year terms, unless the Company notifies Ms. Asher to the contrary at least 90 days prior to the expiration of the then current term. For her services, Ms. Asher is entitled to an initial base salary of $250,000 per year (subject to periodic increases as determined by the Board) and is eligible to receive bonuses under the Company's management incentive program, if such a program is adopted, in an amount up to 100% of her base pay based upon individual and Company performance. Pursuant to an amendment to the employment agreement dated August 30, 1996, Ms. Asher waived the right to receive any unpaid amounts of base salary and bonus to which she was entitled and had not received as of August 1, 1996. Ms. Asher is also entitled to receive other benefits available to the Company's senior management generally. Pursuant to a stock restriction agreement executed as of the date of the employment agreement, the Company issued 4,162,500 shares of Series A Common Stock to Ms. Asher at a purchase price of $.01 per share, 346,875 of which remain subject to vesting if Ms. Asher maintains her employment with the Company until June 1998, which vesting will be accelerated in the event of a Change in Control. A Change in Control is defined to include a person or group becoming the beneficial owner of 50% or more of the outstanding voting securities of the Company, certain changes to the composition of the Board of Directors, certain mergers and a liquidation of the Company. A percentage of the vested shares (50% in the case of termination for cause and 35% in the case of voluntary termination) are subject to the Company's repurchase rights in certain circumstances, including termination of Ms. Asher for "cause" or Ms. Asher's voluntary resignation, at the fair market value at the time of repurchase.

     The Company may terminate Ms. Asher's employment at any time without cause and upon 10 days' written notice with cause. Ms. Asher may terminate her employment for any reason upon 90 days' written notice. If Ms. Asher's employment is terminated by the Company without cause, or if Ms. Asher terminates her employment for good reason, the Company must pay Ms. Asher an amount equal to two times her annual salary. Cause, for purposes of the termination provisions, means willful and continued failure to perform her duties, willful engagement in misconduct materially injurious to the Company or her conviction for a felony, fraud or embezzlement of the Company's property. In addition, the Company must also make such payment if Ms. Asher's employment is terminated at any time within 24 months after a "Change in Control" for any reason other than (i) death or disability, (ii) by the Company for Cause or
(iii) by Ms. Asher other than for Good Reason.

     During the term of the agreement, the Company must nominate Ms. Asher to and Ms. Asher will be eligible to serve on the Board of Directors. Ms. Asher also agreed to standard non-competition and non-disclosure terms with the Company.

     The Company is also party to an employment agreement with Arlan F. Fuller, pursuant to which Dr. Fuller serves as Executive Vice President, Medical Information Systems and Academic Development of the Company for the three-year period ending June 20, 1998. The term of the agreement will be automatically extended for successive one-year terms, unless the Company notifies Dr. Fuller to the contrary at least 90 days prior to the expiration of the then current term. Dr. Fuller was required to devote 40% of his time to the Company and, for such services, was entitled to an initial base salary of $175,000 per year (subject to periodic increases as determined by the Board). Dr. Fuller reduced his base annual salary to $50,000 beginning in December 1996. Pursuant to a stock restriction agreement executed as of the date of the employment agreement, the Company issued 618,750 shares of Common Stock to Dr. Fuller at a purchase price of $.01 per share. These shares are subject to vesting based on individual performance and duration of employment, which vesting will be accelerated in the event of a "Change in Control." The Company may terminate Dr. Fuller's employment at any time with cause and upon 60 days' notice without cause. Dr. Fuller may terminate his employment for any reason upon 60 days' written notice.

     During the term of the agreement, the Company must nominate Dr. Fuller to and Dr. Fuller will be eligible to serve on the Board of Directors. Dr. Fuller also agreed to standard non-competition and non-disclosure terms with the Company.

Options Grants Table
--------------------

     The following sets forth, as to the Named Executive Officers, information concerning stock options granted in the year ended December 31, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                                                                           ANNUAL RATES OF
                                                                                            STOCK PRICE
                                                                                          APPRECIATION FOR
                                       INDIVIDUAL GRANTS                                   OPTION TERM(1)
                   -----------------------------------------------------------------    ---------------------
                     NUMBER OF       % OF TOTAL
                    SECURITIES        OPTIONS
                    UNDERLYING       GRANTED TO    EXERCISE
                      OPTION        EMPLOYEES IN    PRICE        EXPIRATION
NAME                GRANTED (#)     FISCAL YEAR    ($/SH)(2)       DATE(3)                5%            10%
----------------  -------------    -------------   ----------    -----------            -------       ---------
Jerilyn Asher...         --               --            --           --                   --             --
Dana Frank......    300,000(4)          13.8%        $2.50         4/23/07              471,671       1,195,307
Samantha Trotman    400,000(5)          18.3%         2.50          1/1/07              628,895       1,593,742

----------------
(1) Amounts represent hypothetical gains that could be achieved for respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder's continued employment through the option period and the date on which the options are exercised.

(2) The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.

(3) The expiration date of an option is the tenth anniversary of the date on which the option was originally granted.

(4) Of these stock options, 100,000 stock options vest immediately and the remaining stock options vest in two equal annual installments commencing on the first anniversary of the date on which the option was originally granted. Of these options 120,000 are intended to qualify as incentive stock options and the remainder are non-statutory stock options. The vesting of these stock options is accelerated in the event of a change in control of the Company.

(5) These stock options vest in three annual installments of 150,000, 125,000 and 125,000 shares commencing on the first anniversary of the date on which the option was originally granted. Of these options 120,000 are intended to qualify as incentive stock options and the remainder are non-statutory stock options. The vesting of these stock options is accelerated in the event of a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of capital stock of the Company beneficially owned as of January 1, 1998 by (i) each owner who is known by the Company to beneficially own 5% or more of any class of voting stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the named owner has sole voting and investment power with respect to all shares beneficially owned.

                                              Class A Common Stock(2)       Class B Common Stock(2)
                                             -------------------------     --------------------------
                                              Number        Percentage     Number         Percentage
Name and Address                               of            of Class       of            of Class
of Beneficial Owner                           Shares       Outstanding     Shares         Outstanding
--------------------------------------       ----------    -----------     ----------     -----------
Bain Capital Funds....................             --             --       11,015,000(3)     100.0%
 c/o Bain Capital, Inc.
 Two Copley Plaza
 Boston, Massachusetts 02116

Goldman Sachs Funds...................             --             --              --            --
 c/o Goldman Sachs & Co.
 85 Broad Street
 New York, NY 10004

ABS Capital Partners, II, L.P. Funds..             --             --              --            --
 One South Street
 Baltimore, MD 21201

Offshore Health Industries, Inc. .....       1,582,500(7)        6.1%             --            --
 Two Park Plaza
 Boston, MA 02116

Jerilyn P. Asher......................       4,318,748(8)       16.8%             --            --
Arlan F. Fuller, Jr., M.D. ...........         618,750           2.4%             --            --
Samantha J. Trotman...................         150,000(9)        *          1,729,016(10)     15.7%
Alphonse F. Calvanese, M.D............         313,007(11)       *                --            --
Leslie Fang, M.D. ....................             --             --              --            --
Ira Fine, M.D. .......................         113,316           *                --            --
Dana Frank, M.D.......................         272,904(12)       *                --            --
Stephen G. Pagliuca(13)...............             --             --       11,015,000(3)     100.0%
Marc Wolpow(13).......................             --             --       11,015,000(3)     100.0%
Timothy T. Weglicki...................             --             --              --            --
All directors and executive officers
 as a group (10 persons) (32,115,577
 (15) shares of 83.9% assuming
 conversion of Class B Common Stock
 into Class A Common Stock)                  5,786,725          22.2%
---------------------

*Less than 1%


                                                       Class C Common                             Total
                                                          Stock(2)                          Common Stock(1)(2)
                                                  ---------------------------          -------------------------
                                                                                        Number of     Percentage of
Name and Address                                    Number          Percentage          Common         Common
of Beneficial Owner                                of Shares         of Class           Stock          Stock
--------------------------------------            -----------       -----------         ----------     -----------

Bain Capital Funds....................            3,076,924(4)(5)      33.3%            14,091,924        30.7%
 c/o Bain Capital, Inc.
 Two Copley Plaza
 Boston, Massachusetts 02116

Goldman Sachs Funds...................             3,076,924(4)(5)     33.3%             3,076,924          7.8%
 c/o Goldman Sachs & Co.
 85 Broad Street
 New York, NY 10004

ABS Capital Partners, II,.............             9,160,004(6)        74.6%             9,160,004        21.5%
 L.P. Funds
 One South Street
 Baltimore, MD 21201

Offshore Health                                         --              --               1,582,500         4.1%
 Industries, Inc.
 Two Park Plaza
 Boston, MA 02116

Jerilyn P. Asher......................                  --              --               4,318,748        11.4%
Arlan F. Fuller, Jr., M.D. ...........                  --              --                 618,750         1.6%
Samantha J. Trotman...................                  --              --               1,879,016         4.8%
Alphonse F. Calvanese, M.D. ..........                  --              --                 313,007         *
Leslie Fang, M.D. ....................                  --              --                      --         *
Ira Fine, M.D. .......................                  --              --                 113,316         *
Dana Frank, M.D. .....................                  --              --                 272,904         *
Stephen G. Pagliuca...................             3,076,924(4)(5)     33.3%             14,091,924        30.7%
Marc Wolpow...........................             3,076,924(4)(5)     33.3%             14,091,924        30.7%
Timothy T. Weglicki...................             9,160,004(14)       74.6%              9,160,004        21.5%
All directors and executive officers
 as a group (10 persons) (32,115,577
 (15) shares of 83.9% assuming
 conversion of Class B Common Stock
 into Class A Common Stock)

---------------------
*Less than 1%

(1) Reflects the percentage of shares of Class A, Class B and Class C Common Stock. The Class B and Class C Common Stock of the Company are convertible at the option of the holder into Class A Common Stock.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Company's capital stock subject to options or warrants held by that person that are exercisable on or before March 1, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of each other person.
(3)  Includes warrants to purchase 6,415,000 shares of Class B Common Stock.
(4) Does not include 6,153,846 shares of Class C Common Stock or warrants to purchase 6,153,846 shares of Class C Common Stock which other Institutional Investors are entitled to purchase pursuant to the Equity Facility.
(5)  Includes warrants to purchase 1,538,462 shares of Class C Common Stock.
(6)  Includes warrants to purchase 4,580,002 shares of Class C Common Stock.
(7)  Includes warrants to purchase 332,500 shares of Class A Common Stock.
(8)  Includes warrants to purchase 52,082 shares of Class A Common Stock.
(9)  Consists of options to purchase shares of Class A Common Stock.
(10) Includes an aggregate of 722,059 shares of Class B Common Stock and 1,006,957 shares of Class B Common Stock issuable upon outstanding warrants held by BCIP Associates and BCIP Trust Associates. Ms. Trotman is a general partner of BCIP Associates and BCIP Trust Associates. As such, Ms. Trotman may be deemed to own beneficially shares owned by BCIP Associates and BCIP Trust Associates, although Ms. Trotman disclaims beneficial ownership of any such shares.
(11) Includes options to purchase 100,625 shares of Class A Common Stock.
(12) Includes options to purchase 100,000 shares of Class A Common Stock.
(13) Includes an aggregate of 4,600,000 shares of Class B Common Stock beneficially owned by the institutional investors affiliated with Bain Capital (11,015,000 shares on a fully diluted basis) and 1,538,426 shares of Class C Common Stock (3,076,924 on a fully diluted basis). Each of Mr. Pagliuca and Mr. Wolpow is a Managing Director of Bain Capital, which manages each of the institutional investors. Bain Capital is a limited partner in the partnership which is the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P., and a general partner of BCIP Associates and BCIP Trust Associates. As such, Messrs. Pagliuca and Wolpow may be deemed to own beneficially shares owned by such institutional investors, although each of Mr. Pagliuca and Mr. Wolpow disclaims beneficial ownership of any such shares.
(14) Includes 4,580,002 shares of Class C Common Stock (9,160,004 shares of Class C Common Stock on a fully diluted basis) beneficially owned by ABS Capital Partners II, L.P. Mr. Weglicki is a managing member of ABS Partners II, L.L.C., which manages ABS Capital Partners II, L.P. As such Mr. Weglicki may be deemed to own beneficially shares owned by ABS Capital Partners II, L.P., although Mr. Weglicki disclaims beneficial ownership of such shares.
(15) See notes (1), (3), (4), (5) and (8)-(14) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Through June 20, 1997, pursuant to the Equity Facility, the institutional investors affiliated with Bain Capital purchased an aggregate of 4,600,000 shares of Class B Common Stock and warrants exercisable for 6,415,000 shares of Class B Common Stock for an aggregate purchase price of $11,500,000. On June 23, 1997, the Company issued 7,692,309 shares of Class C Common Stock and Warrants to purchase 7,692,309 shares of Class C Common Stock to the Institutional Investors for an aggregate consideration of $25 million. In connection with the Equity Financing, the Company entered into a Management Agreement dated as of August 30, 1996 with BCPV, pursuant to which the Company will pay BCPV (or an affiliate designated by BCPV) a management fee of $750,000 per year, plus 1% of any financings from parties other than affiliates of Bain Capital, for services including advice in connection with financings and financial, managerial and operational advice in connection with day-to-day operations (the "Management Agreement"). The Company is also obligated to pay certain expenses, not to exceed $250,000 per year without the Company's consent, of BCPV, Bain Capital and the Institutional Investors in connection with the Management Agreement. Each of Stephen G. Pagliuca and Marc Wolpow is a Director of the Company, a limited partner of BCPV, which is the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P., and a general partner of BCIP Associates, L.P. and BCIP Trust Associates, L.P., and a Managing Director of Bain Capital, which manages each of the Institutional Investors.

     Alphonse Calvanese, M.D., is a director of the Company and transferred his practice to the Springfield Affiliated Group for which he received his allocable portion of the $11.8 million total consideration paid to the physicians who transferred their practices to the Springfield Affiliated Group.

     Ira Fine, M.D. and Dana Frank, M.D., each a Director of the Company, are members of medical practice groups which transferred their practice assets to the Flagship Affiliated Group in the Flagship Affiliation. Upon consummation of the Flagship Affiliation, Dr. Fine received his allocable share of the total consideration of $566,580 payable to his existing practice group, and Dr. Frank received his allocable share of the total consideration of $3,647,064 payable to his existing practice group.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are included:

1. The following financial statements (and related notes) of the Company are included:


                                                                                              Page
      Report of Independent Accountants..................................................      1

      Balance Sheets at December 31, 1997 and 1996.......................................      2

      Statements of Operations for the Years Ended December 31,
      1997 and 1996......................................................................      3

      Statements of Stockholders' Equity for the Years Ended
      December 31, 1997 and 1996.........................................................      4

      Statements of Cash Flows for the Years Ended December 31,
      1997 and 1996......................................................................      5

      Notes to the Financial Statements..................................................      6

2. The schedule listed below and the Report of Independent Accountants on financial statement schedule are filed as part of this Annual Report on Form 10-K:

          All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements or the related notes.

3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits filed as a part of this Annual Report on Form 10-K.

     (b) The following current report on Form 8-K was filed by the Company during the last quarter of the year ended December 31, 1997.

     1. Current Report on Form 8-K dated December 2, 1997, filed with the Securities and Exchange Commission on December 16, 1997, relating to the closing of the merger between Clinical and Flagship pursuant to which Clinical became affiliated with PQC.

     There are no trademarks mentioned in this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS QUALITY CARE, INC.


                                  By:  /s/ Samantha J. Trotman
                                     ------------------------------------------
                                     Samantha J. Trotman
                                     Chief Financial Officer and Vice President

Date: March 31, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                       Date
-----------------------------------  -----------------------------------   --------------

/s/ Jerilyn P. Asher                 Chief Executive Officer, Secretary    March 31, 1998
-----------------------------------  and Chairman of the Board
Jerilyn P. Asher                     (Principal Executive Officer)



/s/ Samantha J. Trotman              Chief Financial Officer and Vice      March 31, 1998
-----------------------------------  President (Principal Financial and
Samantha J. Trotman                  Accounting Officer)


/s/ Dana Frank, M.D.                 President and Director                March 31, 1998
-----------------------------------
 Dana Frank, M.D.


/s/ Arlan F. Fuller, Jr., M.D.       Executive Vice President, Medical     March 31, 1998
-----------------------------------  Affairs and Director
 Arlan F. Fuller, Jr., M.D.


/s/ Alphonse Calvanese, M.D.         Director                              March 31, 1998
-----------------------------------
Alphonse Calvanese, M.D.



/s/ Leslie Fang, M.D.                Director                March 31, 1998
-----------------------------------
Leslie Fang, M.D.

                                     Director                March __, 1998
-----------------------------------
 Stephen G. Pagliuca

/s/ Mark Wolpow                      Director                March 31, 1998
-----------------------------------
Mark Wolpow


/s/ Ira Fine, M.D.                   Director                March 31, 1998
-----------------------------------
 Ira Fine, M.D.


/s/ Timothy T. Weglicki              Director                March 31, 1998
-----------------------------------
Timothy T. Weglicki

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     Subsequent to the filing of this Annual Report on Form 10-K a proxy statement will be sent to security holders.

                                                                      APPENDIX A
                                                                      ----------
                         Physicians Quality Care, Inc.

                         AUDITED FINANCIAL STATEMENTS

                    Years ended December 31, 1997 and 1996


                                    CONTENTS


Report of Independent Auditors....................................  1

Audited  Financial Statements

Balance Sheets....................................................  2

Statements of Operations..........................................  3

Statements of Stockholders' Equity and Common
 Stock Subject to Put.............................................  4

Statements of Cash Flows..........................................  5

Notes to Financial Statements.....................................  6

                        Report of Independent Auditors


The Board of Directors
Physicians Quality Care, Inc.

We have audited the accompanying balance sheets of Physicians Quality Care, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and common stock subject to put, and cash flows for the period from March 20, 1995 (inception) to December 31, 1995 and the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physicians Quality Care, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the period from March 20, 1995 (inception) to December 31, 1995, and the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.



Boston, Massachusetts
March 13, 1998

                         Physicians Quality Care, Inc.

                                Balance Sheets

                                                                              December 31
                                                                          1997          1996
                                                                  ---------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                           $  8,782,019      $    136,926
 Prepaid expenses                                                          35,175            58,776
 Due from affiliated physician practices                                5,719,421         1,694,687
 Other current assets                                                      69,868            25,380
                                                                 --------------------------------------
Total current assets                                                   14,606,483         1,915,769

Investment in long-term affiliation agreements, less accumulated amortization of $1,394,987 and $198,634 in 1997 and 1996,
 respectively                                                          57,340,059        32,401,305


Property and equipment, net                                             1,327,860           214,008
Other assets                                                              136,181           258,491
                                                                 --------------------------------------
Total assets                                                         $ 73,410,583      $ 34,789,573
                                                                 ======================================

                                                                                December 31
                                                                         1997               1996
                                                                 --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                                   $  1,218,766       $  1,217,630
 Accrued compensation                                                    266,138            218,893
 Accrued expenses                                                        628,433          1,053,892
 Income taxes payable                                                                        69,708
 Note payable                                                                               200,000
 Current portion of capital lease obligations                                                15,685
                                                                 --------------------------------------
Total current liabilities                                              2,113,337          2,775,808

Capital lease obligations, less current maturities                                           55,867
Deferred taxes                                                           746,062            464,877

Commitments and contingencies

Common stock, subject to put, 18,157,982 and 12,740,589 shares authorized, issued and outstanding at December 31, 1997 and
 1996, respectively                                                   54,473,947         31,851,473

Stockholders' equity (deficit):
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
 Class A common stock, $.01 par value, 75,000,000 shares
 authorized, 8,505,208 and 7,236,033 shares issued and 7,492,708 and 6,223,533 outstanding at December 31, 1997 and 1996,
  respectively                                                            85,052             72,360
 Class B-1 common stock, $.01 par value, 15,267,915 shares
  authorized, 2,809,296 and 2,442,866 shares issued and
  outstanding at December 31, 1997 and 1996, respectively                 28,093             24,429
 Class B-2 common stock, $.01 par value, 9,732,085 shares
  authorized, 1,790,704 and 1,557,134 shares issued and
  outstanding at December 31, 1997 and 1996, respectively                 17,907             15,571
 Class C common stock, $.01 par value, 13,846,155 shares
  authorized, 7,692,309 shares issued and outstanding at
  December 31, 1997                                                       76,923
 Additional paid-in capital                                           49,846,913         21,117,622
 Accumulated deficit                                                 (33,967,526)       (21,578,309)
 Less treasury stock, at cost, 1,012,500 shares                          (10,125)           (10,125)
                                                                 --------------------------------------
Total stockholders' equity (deficit)                                  16,077,237           (358,452)
                                                                 --------------------------------------

Total liabilities and stockholders' equity                          $ 73,410,583       $ 34,789,573
                                                                 ======================================

See accompanying notes.

                            Statements of Operations


                                                                                  PERIOD FROM
                                                                                   MARCH 20
                                           YEAR ENDED          YEAR ENDED      1995 (INCEPTION)
                                          DECEMBER 31         DECEMBER 31       TO DECEMBER 31
                                              1997                1996               1995
                                     ----------------------------------------------------------
Net patient service revenue                 $ 46,037,234        $  6,026,452
Less: amounts retained by
physician groups                             (15,596,162)         (2,194,571)
                                     ----------------------------------------------------------
Management fee revenue                        30,441,072           3,831,881

Operating expenses:
 Nonphysician salaries and benefits           13,864,792           1,816,309
 Other practice expenses                      12,721,065           1,822,262
 Corporate and regional expenses               7,329,132           4,666,334        $ 2,061,737
 Depreciation and amortization                 2,163,866             280,490              6,704
 Provision for bad debts                       1,105,616             214,404
Total expenses                                37,184,471           8,799,799          2,068,441
                                     ----------------------------------------------------------

Operating loss                                (6,743,399)         (4,967,918)        (2,068,441)

Other income (expense):
 Interest income                                 498,095              91,104            108,177
 Interest expense                               (161,938)           (104,255)           (90,000)
 Loss of investment in subsidiary                (98,269)
                                     ----------------------------------------------------------
                                                 237,888             (13,151)            18,177

Loss before income taxes                      (6,505,511)         (4,981,069)        (2,050,264)
Income tax (benefit)/provision                  (795,281)             78,128             32,000
                                     ----------------------------------------------------------

Net loss                                    $ (5,710,230)       $ (5,059,197)       $(2,082,264)
                                     ==========================================================

Net loss available to common stock          $(12,389,217)       $(19,496,045)       $(2,082,264)
                                     ==========================================================

Net loss per common share  basic                  $(0.41)             $(1.81)            $(0.27)
                                     ==========================================================

See accompanying notes.

                         Physicians Quality Care, Inc.

                      Statements of Stockholders' Equity
                        and Common Stock Subject to Put

         Period from March 20, 1995 (inception) to December 31, 1995, and year ended December 31, 1996 and December 31, 1997




                                                        Common Stock                Class A Common Stock
                                                -------------------------------------------------------------------
                                                      Shares        Amount           Shares            Amount
                                                -------------------------------------------------------------------
Issuance of common stock                            7,706,250       $ 77,063
Issuance of convertible preferred stock, net
  of issuance cost of $98,153
Issuance of warrants
Loan to stockholders
Net loss
                                                -------------------------------------------------------------------
Balance at December 31, 1995                        7,706,250         77,063
Purchase of treasury shares
Recapitalization in connection with
    restatement of Charter                         (7,706,250)       (77,063)        7,706,250          $ 77,063
Reclassification of common stock in
    connection with recapitalization                                                (5,897,914)          (58,980)
Accretion of common stock subject to
    put to fair value
Issuance of Class A common stock upon
   conversion of Series A convertible
   preferred stock                                                                   1,666,151            16,662
Issuance of Class A common stock                                                    10,604,221           106,041
Reclassification of common stock
     subject to put                                                                 (6,842,675)          (68,426)
Issuance of Class B-1 and B-2 common
    stock for cash, net of issuance costs
    of $2,051,095
Payment received from stockholder
Net loss
                                                -------------------------------------------------------------------
Balance at December 31, 1996                                -              -         7,236,033            72,360
Issuance of Class A common stock, net
   of issuance cost $108,475                                                         6,686,568            66,866
Reclassification of common stock
   subject to put to fair value                                                     (5,417,393)          (54,174)
Issuance of Class B-1 and B-2 common
   stock for cash
Accretion of common stock subject to
  put to fair value
Issuance of Class C common stock for cash
  net of issuance cost of $742,088
Options issued at below fair value in
    connection with affiliation
Net loss
                                                -------------------------------------------------------------------

Balance at December 31, 1997                                -              -         8,505,208          $ 85,052
                                                ===================================================================



                                                 Class B-1 Common Stock               Class B-2 Common Stock
                                             ---------------------------------------------------------------------
                                                Shares             Amount             Shares            Amount
                                             ---------------------------------------------------------------------
Issuance of common stock
Issuance of convertible preferred stock, net
  of issuance cost of $98,153
Issuance of warrants
Loan to stockholders
Net loss
                                             ---------------------------------------------------------------------
Balance at December 31, 1995
Purchase of treasury shares
Recapitalization in connection with
    restatement of Charter
Reclassification of common stock in
    connection with recapitalization
Accretion of common stock subject to
    put to fair value
Issuance of Class A common stock upon
   conversion of Series A convertible
   preferred stock
Issuance of Class A common stock
Reclassification of common stock
     subject to put
Issuance of Class B-1 and B-2 common
    stock for cash, net of issuance costs
    of $2,051,095                               2,442,866            $24,429          1,557,134          $15,571
Payment received from stockholder
Net loss
                                             ---------------------------------------------------------------------
Balance at December 31, 1996                    2,442,866             24,429          1,557,134           15,571
Issuance of Class A common stock, net
   of issuance cost $108,475
Reclassification of common stock
   subject to put to fair value
Issuance of Class B-1 and B-2 common
   stock for cash                                 366,430              3,664            233,570            2,336
Accretion of common stock subject to
  put to fair value
Issuance of Class C common stock for cash
  net of issuance cost of $742,088
Options issued at below fair value in
    connection with affiliation
Net loss
                                             ---------------------------------------------------------------------

Balance at December 31, 1997                    2,809,296            $28,093          1,790,704          $17,907
                                             =====================================================================



                                                Class C         Series A Convertible
                                              Common Stock         Preferred Stock             Treasury Stock            Additional
                                             ----------------------------------------------------------------------        Pain-in
                                             Shares     Amount      Shares       Amount        Shares        Amount        Capital
                                             ---------------------------------------------------------------------------------------
Issuance of common stock
Issuance of convertible preferred stock,
  net of issuance cost of $98,153                               1,666,151    $ 3,750,609
Issuance of warrants                                                                                                     $  420,000
Loan to stockholders
Net loss
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1995                                    1,666,151      3,750,609                                    420,000
Purchase of treasury shares                                                                 (1,012,500)     $(10,125)
Recapitalization in connection with
    restatement of Charter
Reclassification of common stock in
    connection with recapitalization                                                                                       (248,958)
Accretion of common stock subject to
    put to fair value
Issuance of Class A common stock upon
   conversion of Series A convertible
   preferred stock                                             (1,666,151)    (3,750,609)                                 3,733,947
Issuance of Class A common stock                                                                                         26,341,989
Reclassification of common stock
     subject to put                                                                                                     (17,038,261)
Issuance of Class B-1 and B-2 common
    stock for cash, net of issuance costs
    of $2,051,095                                                                                                         7,908,905
Payment received from stockholder
Net loss
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 1996                                            -              -    (1,012,500)      (10,125)   21,117,622
Issuance of Class A common stock, net
   of issuance cost $108,475                                                                                            18,718,611
Reclassification of common stock
   subject to put to fair value                                                                                        (15,889,309)
Issuance of Class B-1 and B-2 common
   stock for cash                                                                                                        1,494,000
Accretion of common stock subject to
  put to fair value
Issuance of Class C common stock for cash
  net of issuance cost of $742,088           7,692,309  $76,923                                                         24,180,989
Options issued at below fair value in
    connection with affiliation                                                                                            225,000
Net loss
                                           ----------------------------------------------------------------------------------------

Balance at December 31, 1997                 7,692,309   76,923         -            $ -    (1,012,500)     $(10,125) $ 49,846,913
                                           =========================================================================================


                                                                                                                          Common
                                                Additional                                               Total             Stock
                                                 Paid-in       Accumulated         Due from          Stockholders'        Subject
                                                 Capital         Deficit         Stockholders            Equity            to Put
                                             --------------------------------------------------------------------------------------
Issuance of common stock                                                                              $     77,063
Issuance of convertible preferred stock, net
  of issuance cost of $98,153                                                                            3,750,609
Issuance of warrants                          $      420,000                                               420,000
Loan to stockholders                                                                    $(61,875)          (61,875)
Net loss                                                        $  (2,082,264)                          (2,082,264)
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1995                         420,000       (2,082,264)           (61,875)        2,103,533
Purchase of treasury shares                                                               10,125
Recapitalization in connection with
    restatement of Charter
Reclassification of common stock in
    connection with recapitalization                (248,958)                                             (307,938) $      307,938
Accretion of common stock subject to
    put to fair value                                             (14,436,848)                         (14,436,848)     14,436,848
Issuance of Class A common stock upon
   conversion of Series A convertible
   preferred stock                                 3,733,947
Issuance of Class A common stock                  26,341,989                                            26,448,030
Reclassification of common stock
     subject to put                              (17,038,261)                                          (17,106,687)     17,106,687
Issuance of Class B-1 and B-2 common
    stock for cash, net of issuance costs
    of $2,051,095                                  7,908,905                                             7,948,905
Payment received from stockholder                                                         51,750            51,750
Net loss                                                           (5,059,197)                          (5,059,197)
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1996                      21,117,622         (21,578,309)                         (358,452)     31,851,473
Issuance of Class A common stock, net
   of issuance cost $108,475                      18,718,611                                            18,785,477
Reclassification of common stock
   subject to put to fair value                  (15,889,309)                                          (15,943,483)     15,943,483
Issuance of Class B-1 and B-2 common
   stock for cash                                  1,494,000                                             1,500,000
Accretion of common stock subject to
  put to fair value                                                (6,678,987)                          (6,678,987)      6,678,991
Issuance of Class C common stock for cash
  net of issuance cost of $742,088                24,180,989                                            24,257,912
Options issued at below fair value in
    connection with affiliation                      225,000                                               225,000
Net loss                                                           (5,710,230)                          (5,710,230)
                                             --------------------------------------------------------------------------------------

Balance at December 31, 1997                    $ 49,846,913    $ (33,967,526)               $ -      $ 16,077,237     $54,473,947
                                             ======================================================================================

See accompanying notes.

                         Physicians Quality Care, Inc.

                           Statements of Cash Flows

                                                                                                          PERIOD FROM
                                                                                                           MARCH 20
                                                                                                       1995 (INCEPTION)
                                                                                                              TO
                                                                             DECEMBER 31                  DECEMBER 31
                                                                        1997               1996               1995
                                                               --------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                              $(5,710,230)       $(5,059,197)       $(2,082,264)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Depreciation and amortization                                         2,163,866            280,490              6,704
  Interest accretion on convertible promissory note                                           90,000             90,000
  Changes in operating assets and liabilities, net of effects of business acquisitions:
     Increase in due from affiliated physician practices               (6,121,758)        (2,522,221)
     (Increase) decrease in prepaid expenses and other assets            (614,070)            11,402           (335,853)
     Increase (decrease) in accounts payable, accrued
      compensation and accrued expenses                                   540,064          1,672,530            817,885

     Increase (decrease) in income taxes payable                          (69,708)            37,708             32,000
                                                               -----------------------------------------------------------
Net cash used in operating activities                                  (9,811,836)        (5,489,288)        (1,471,528)

INVESTING ACTIVITIES
Purchase of property and equipment                                     (1,657,453)          (120,218)           (97,350)
Cash paid for affiliation related costs                                (1,016,096)        (1,839,274)
Cash paid for affiliations                                             (7,277,412)        (5,880,974)
                                                               -----------------------------------------------------------
Net cash used in investing activities                                  (9,950,961)        (7,840,466)           (97,350)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs          28,599,906          8,309,655             15,188
Net proceeds from issuance of convertible preferred stock                                                     3,750,609
Proceeds from issuance of warrants                                                                              420,000
Proceeds from bridge financing                                                             1,000,000
(Payment to) proceeds from note payable                                  (200,000)           200,000
Proceeds from convertible promissory note                                                                     1,320,000
Proceeds from repayment of shareholder loan                                                   51,750
(Increase) decrease  in deferred financing costs                           79,536            438,942           (457,138)
Payments on capital lease obligations                                     (71,552)           (13,448)
Net cash provided by financing activities                              28,407,890          9,986,899          5,048,659
                                                               -----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    8,645,093         (3,342,855)         3,479,781
Cash and cash equivalents at beginning of period                          136,926          3,479,781
                                                               -----------------------------------------------------------

Cash and cash equivalents at end of period                            $ 8,782,019        $   136,926        $ 3,479,781
                                                               ===========================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest was $119,000, $14,000 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

Cash paid for income taxes was $230,000, $32,000 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

During 1997 and 1996 $15,943,000 and $23,587,000, respectively was paid in connection with affiliations in the form of Class A common stock.

During 1996, the Company converted a bridge loan and a promissory note payable totalling $2,500,000 into shares of Class A common stock.

See accompanying notes.

                         Physicians Quality Care, Inc.

                         Notes to Financial Statements

                               December 31, 1997



1.  BUSINESS AND ORGANIZATION

Formed in March 1995, Physicians Quality Care, Inc. (PQC or the Company) provides complete practice management for multi-specialty medical practice groups. The Company's objective is to establish and manage networks of specialty and primary care physicians and related diagnostic and therapeutic support services which can provide comprehensive health care services in targeted geographic areas.

During 1996 and 1997, the Company completed affiliations with physician practices in Springfield, Massachusetts, and in the Baltimore/Annapolis, Maryland area. Prior to August 30, 1996, the Company's operations consisted primarily of seeking affiliations with physician practices and negotiating the terms of the affiliations and management agreements with such physician practices.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company enters into long-term affiliation arrangements with physician practices, and through mergers and asset purchases, the assets and liabilities of the physician practices are transferred to a professional corporation affiliated with the Company. Each affiliated group has a nine member joint Policy Board that is responsible for final decisions related to management and administrative policies for the overall operations of the affiliated group including decisions regarding; scope of services, patient acceptance policies and procedures, pricing of services, negotiation and execution of contracts and approval of operating and capital budgets. Four members of the Joint Policy Board are appointed by the Company and four members are appointed by the affiliated group. The President, who is the ninth member of the Joint Policy Board, is appointed by the Company; however, the Company may only select the President from three physicians nominated by physicians employed by the affiliated group. Therefore, the Company cannot exercise exclusive authority over the decision making process of the Joint Policy Board. Accordingly, for financial reporting purposes, the Company does not consolidate the operating results and accounts of the physician practices. For display purposes, the Company has presented the physician practice revenues and amounts retained by the physician practices in the accompanying statements of operations to arrive at the Company's management fee revenue. See further discussion below.

NET PATIENT SERVICE REVENUE

Net patient service revenue represents the revenue of the physician practices reported at the estimated realizable amounts from patients, third-party payors and others for services rendered, net of contractual and other adjustments.

During 1996 and 1997, respectively, the Company estimates that approximately 40% and 35% of net patient service revenue was received under government-sponsored healthcare programs (principally, the Medicare and Medicaid programs).

                        Physicians Quality Care, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has agreements with various Health Maintenance Organizations (HMOs) to provide medical services to subscribing participants. Under these agreements, the Company receives monthly capitation payments based on the number of each HMO's participants.

MANAGEMENT FEE REVENUE

Management fee revenue represents net patient service revenue less amounts retained by physician practices. The amounts retained by physician practices represents amounts paid to the physicians pursuant to the service agreements between the Company and the physician practices. Physician baseline compensation is determined based on an agreed-upon percentage (80% to 95%) of the physicians' historic compensation levels, but is subject to reduction if physician practice net revenues are insufficient to cover the baseline compensation for two of the physician groups. The amounts allocated to the Company and to the physician groups are determined based on a percentage of physician group revenue in excess of physician baseline compensation and reimbursement of practice expenses (hereafter referred to as net profits). The net profits for one of the Company's Affiliated Groups are first allocated to the Company up to 5% of the net profits. Net profits remaining after the first allocation are then allocated 80% to the Company and 20% to the physician groups up to $1.5 million. Net profits remaining after the second allocation are then allocated equally between the Company and the physician groups. The net profits for the Other Affiliated Group are allocated equally between the Company and the physician groups.

The following details the amounts retained by physician groups and the management fee revenue for the year ended December 31, 1997 and 1996:

                                                         1997                1996
                                                ----------------------------------------
Amounts Retained by Physician Groups:
      Excess net profits subject to allocation           $   759,041          $  241,143
      Less amount allocated to the Company                  (568,302)           (136,957)
                                                ----------------------------------------
      Amount allocated to physician groups                   190,739             104,186
      Physician baseline compensation                     15,405,423           2,090,385
                                                -----------------------------------------

                                                         $15,596,162          $2,194,571
                                                ========================================
Management Fee Revenue:
      Amount allocated to Company                           $568,302            $136,957
      Reimbursement of practices expenses                 29,872,770           3,694,924
                                                -----------------------------------------
                                                         $30,441,072          $3,831,881
                                                ========================================

                        Physicians Quality Care, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under the service agreements, the Company provides each physician practice with a comprehensive package of services, including office and facilities, equipment, nursing and other non-physician professional support, administrative support, information systems, comprehensive professional liability insurance, and general management and financial advisory services. The Company also bills all patients, insurance companies and third-party payors and negotiates all contracts and relationships with payors.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost. Depreciation is calculated using the straight-line method over the useful lives of the assets.

PROFESSIONAL LIABILITY INSURANCE

The Company has obtained professional liability coverage for the Physician Practices through commercial insurance carriers on either a claims-made or occurrence basis. The Company has purchased additional insurance to cover the tail portion of the claims made policies. Management believes that there are no claims that may result in a loss in excess of amounts covered by its existing insurance.

INVESTMENT IN LONG TERM AFFILIATION AGREEMENTS

The cost of the long-term affiliation agreements in excess of the underlying equity of the affiliated groups is being amortized on a straight-line basis over 25 years.

STOCK COMPENSATION ARRANGEMENTS

As permitted under SFAS 123 the Company accounts for its stock compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Because the exercise price of options granted during 1997, 1996 and 1995 equals the fair value of the underlying stock at date of grant, no compensation expense is required under APB 25.

                        Physicians Quality Care, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has adopted disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). These provisions require the Company to disclose pro forma net income and earnings per share amounts as if compensation expense related to grants of stock options were recognized based on new fair value accounting rules.

NET LOSS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior period EPS data. The Company has applied this standard in 1997 and has restated EPS for 1995 and 1996.

Basic net loss per share of common stock is computed by dividing the net loss available to common stock by the weighted-average number of common shares outstanding during each period presented. Diluted loss per share is not presented because the effect would be antidilutive.

RISKS AND UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Physicians Quality Care, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PENDING ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for public companies to report information about operating segments in financial statements, and supersedes SFAS No. 14, Financial Reporting for Segments of an Business Enterprise, but retains the requirements to report information about major customers. SFAS No. 130 and SFAS No. 131 are effective for the Company in 1998. The Company does not believe the adoption of these Statements will have a significant effect on its financial statements.

In November 1997, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on its Issue 97-2, Consolidation of Physician Practice Entities which is effective for the Company for its 1998 annual financial statements. The Company is currently evaluating the guidance contained in the consensus as it affects its current model for its affiliation structures. However, management does not believe implementation of the consensus guidance will materially affect the financial position or its net results of operations.

RECLASSIFICATION

Certain amounts in the financial statements have been reclassed for the basis of presenting corresponding items in the comparative financial statements.

3.  AFFILIATIONS

Springfield

On January 1, 1997, the Company entered into long-term affiliation arrangements with 2 physician practices (5 physicians) located in Western Massachusetts (the Springfield Affiliation). On August 30, 1996, the Company entered into long-term affiliation arrangements with 7 physician practices (32 physicians) located in Western Massachusetts (the Springfield Affiliation). In connection with these transactions, the assets and liabilities of the physician practices were transferred to a professional corporation affiliated with the Company, Medical Care Partners, P.C. (MCP) and the physicians became employees of MCP. The aggregate consideration paid to the physicians for the 1997 affiliation was approximately $2.5 million, of which $831,000

                        Physicians Quality Care, Inc.

3.  AFFILIATIONS (CONTINUED)

was paid in cash, $1.4 million was paid by the issuance of 572,493 shares of Class A common stock, and $225,000 was paid by the issuance of options to purchase shares of common stock at below fair value. The aggregate consideration paid to the physicians for the 1996 affiliation was approximately $9.7 million, of which $3.2 million was paid in cash and $6.5 million was paid by the issuance of 2,592,245 shares of Class A common stock. Up to an additional $2.15 million, payable in Class A common stock, was available to be paid to certain physicians if revenue goals were met. During 1997, $2.1 million of additional consideration was accrued based on the achievement of these goals and will be paid during 1998. In addition, 29 physicians each received 2,500 options to purchase common stock at an exercise price equal to fair value.

Baltimore

On December 1, 1997, the Company entered into a long-term affiliation arrangement with a physician practice (58 physicians) located in the Baltimore/Annapolis, Maryland area (the Flagship II Affiliation). In connection with this transaction, the assets and liabilities of the physician practices were transferred to a newly formed professional corporation affiliated with the Company, Flagship Health II, P.A. (Flagship II) and the physicians became employees of Flagship II. The aggregate consideration paid to the physicians for the affiliation was approximately $17.4 million, of which $3 million was paid in cash and $14.4 million was paid by the issuance of 4,800,000 shares of Class A common stock.

On December 11, 1996, the Company entered into long-term affiliation arrangements with 15 physician practices (59 physicians) located in the Baltimore/Annapolis, Maryland area. In connection with this transaction, the assets and liabilities of the physician practices were transferred to a newly formed professional corporation affiliated with the Company, Flagship Health I, P.A. (Flagship I) and the physicians became employees of Flagship I. The aggregate consideration paid to the physicians for the affiliation was approximately $19.8 million, of which $2.7 million was paid in cash and $17.1 million was paid by the issuance of 6,842,675 shares of Class A common stock. During 1997, the Company issued 44,900 shares of Class A common stock to the Flagship I physicians totalling $112,000 for the settlement of working capital adjustments.

As described in Note 2, the Company does not consolidate the operating results or accounts of the affiliated physician practices for financial reporting purposes. Accordingly, its investments in these long-term affiliation agreements are accounted for in a manner similar to that used in the application of the equity method of accounting. Therefore, the costs of the long-term affiliation agreements in excess of the underlying equity of affiliated groups is accounted for as an intangible asset and amortized on a straight-line basis over 25 years.

                        Physicians Quality Care, Inc.

3.  AFFILIATIONS (CONTINUED)


The allocation of the costs of the 1997 and 1996 affiliations were as follows:

                                                          1997 AFFILIATIONS
                                              ------------------------------------------
                                                    SPRINGFIELD          FLAGSHIP II
                                              ------------------------------------------
Cash                                                 $30,000
Fixed assets                                          21,000             $1,171,000
Other current assets                                 150,000              4,100,000
Intangibles                                        2,327,000             15,795,000
Accounts payable                                     (12,000)              (905,000)
Other liabilities                                    (29,000)            (2,762,000)
                                              ------------------------------------------
                                                   2,487,000             17,399,000
Other affiliation costs                              115,000                461,000
                                              ------------------------------------------
Investment in long-term affiliation
           agreements                             $2,602,000            $17,860,000
                                              ==========================================
                                                           1996 AFFILIATIONS
                                              -------------------------------------------
                                                    SPRINGFIELD          FLAGSHIP I
                                              ------------------------------------------
Cash                                                $336,000               $443,000
Fixed assets                                         317,000                955,000
Other current assets                               1,346,000              4,260,000
Intangibles                                        9,037,000             16,371,000
Accounts payable                                    (190,000)              (677,000)
Other liabilities                                 (1,138,000)            (1,592,000)
                                              ------------------------------------------
                                                   9,708,000             19,760,000
Other affiliation costs                            1,238,000              1,711,000
                                              ------------------------------------------
Investment in long-term affiliation
        agreements                               $10,946,000            $21,471,000
                                              ==========================================



4.  ACQUISITIONS

On October 24, 1997, the Company acquired a 50% interest in TLC Management Company, a medical management company and a 50 % interest in Total Quality Practice Management, Inc., a practice management company providing Medicare risk management services. Both companies are based in Atlanta, GA. Total aggregate consideration was $4 million paid in cash and an obligation to issue a $1 million letter of credit. As of December 31, 1997, the letter of credit has not been issued. The Company has accounted for the transaction using the equity method of accounting for investments in common stock. For the year ended December 31, 1997, the net loss in investment was $98,269.

                       Physicians Quality Care, Inc.

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            DECEMBER 31
                                      1997                1996
                                 ---------------------------------
Equipment                            $1,504,452           $132,163
Furniture and fixtures                   10,863             34,110
Office equipment                         32,753             20,509
Leasehold improvements                        -             85,000
                                 ---------------------------------
                                      1,548,068            271,782
Less accumulated depreciation          (220,208)           (57,774)
                                 ---------------------------------

                                     $1,327,860           $214,008
                                 =================================


Depreciation expense was $543,591, $81,853 and $6,704 for years ended December 31, 1997, 1996 and for the period from inception to December 31, 1995, respectively.

6.  TRANSACTIONS WITH RELATED PARTIES

The amounts due under the service agreements with the affiliated practices represent management fee revenue due the Company net of nonphysician salaries and benefits and other practice related expenses paid by the Company on behalf of the affiliated practices.



The amounts due as a result of working capital and other adjustments at date of affiliation, represent post closing adjustments provided for as part of the affiliation agreements. The corresponding credits were reflected as a reduction in the cost of the long-term affiliation agreements.

Because of the nature of the Company's arrangements with the affiliated physician groups, substantially all transactions included in net patient service revenues and amounts retained by physician groups in the accompanying financial statements are viewed as related-party transactions.

                       Physicians Quality Care, Inc.

6.  TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The following summarizes the amounts due from related parties:



                                                             DECEMBER 31
                                                       1997               1996
                                               -------------------------------------
Due under Service agreements:
Flagship I & II                                     $3,164,696          $69,774
MCP                                                  2,219,318          520,596

Working capital and other adjustments at date
of affiliation:
Flagship I & II                                         72,000           506,702
MCP                                                    263,407           597,615
                                               --------------------------------------
                                                    $5,719,421        $1,694,687
                                               ======================================



During the year ended December 31, 1996, the Company entered into affiliation transactions with three of its directors who are physicians. The physicians received 498,602 shares of Class A common stock, 2,500 options to acquire Class A common stock, with an exercise price of $2.50 per share and cash in the amount of $315,000 as consideration for the affiliations.

On August 30, 1996, the Company entered into a Management Agreement with Bain Capital Partners V, L.P. (Bain), an affiliate of the Company's Institutional Investors (see Note 6). Pursuant to the Management Agreement, the Company has agreed to pay Bain a management fee of $750,000, plus 1% of any financings from parties other than affiliates of Bain, for services including advice in connection with financings and financial, managerial and operational advice in connection with day-to-day operations. The Company is also obligated to pay certain expenses, not to exceed $100,000 per year without the Company's consent, of Bain and its affiliates in connection with the Management Agreement.

7.  LEASES

The Company and its affiliates maintain operating leases for property and certain office equipment. The property leases contain renewal options and escalation clauses and require payments of certain utilities and taxes over established base amounts.

Operating lease expense amounted to $3,136,822, $535,479 and $14,679 for the years ended December 31, 1997 and 1996 and the period from inception to December 31, 1995, respectively.

Future minimum lease payments under noncancelable capital and operating leases follow. All amounts, excluding approximately $162,000 in 1998, are the obligations of the Company's affiliated groups.

                              OPERATING LEASES
                              ----------------


             1998                $ 4,349,000
             1999                  3,932,000
             2000                  3,721,000
             2001                  3,081,000
             2002                  2,417,000
             Thereafter            2,673,000
                                 ___________
                                 $20,173,000
                                 ===========

                                                                              14

                       Physicians Quality Care, Inc.

8.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------

During June 1995, the Company issued 1,666,151 shares of Series A Convertible Preferred Stock (Preferred Stock), par value $.01, that was converted to Class A common stock on a one-for-one basis in connection with the recapitalization discussed below. Warrants to purchase 416,538 shares of Common Stock at $2.40 per share were issued upon the closing of the sale of the Preferred Stock. Warrants to purchase an additional 416,538 shares of common stock were required to be issued to the holders of the Preferred Stock in the event that the Company did not complete an initial public offering on or before June 30, 1996. Accordingly, on August 30, 1996, the Company issued an additional 416,538 warrants at $2.40 per share. A total value of $300,000 were assigned to these warrants.

In connection with the recapitalization, the Company authorized 10 million shares of $.01 par value preferred stock.

Common Stock
------------

The Company has four classes of common stock; Class A, Class B-1, Class B-2 and Class C. The primary difference between these four classes is voting rights. Holders of Class A, Class B-1, Class B-2 and Class C common shares are entitled to elect two, one, two and one members of the Company's Board of Directors, respectively. The remaining seven directors are elected collectively by the holders of Class A, Class B-1, Class B-2 and Class C common shares, with each share having a single vote.


During the period from March 20, 1995 (inception) to December 31, 1995, the Company issued 7,706,250 shares of $.01 par value common stock to its founders in exchange for cash of $15,188 and notes of $61,875. During the year ended December 31, 1996, 1,012,500 shares of common stock were reacquired by the Company at a cost of $10,125 in the form of cancellation of a like amount of a note due from the shareholder. These shares are subject to certain restrictions which lapse in August 1998. Effective August 30, 1996, the Company recapitalized. All shares of then-existing common stock were canceled and replaced with Class A common shares.

On August 30, 1996, 402,301 of Class A common shares were issued in connection with the conversion of a bridge loan. The bridge loan, in the amount of $1.0 million, (1) was outstanding during July and August 1996; (2) bore interest at 10.25% and (3) was convertible into Class A common shares at a conversion rate of $2.50 per share. Warrants to purchase 201,150 shares of common stock at $5.00 per share were issued in connection with the bridge loan.

                       Physicians Quality Care, Inc.

8.  STOCKHOLDERS' EQUITY (CONTINUED)

During August 1996, 625,000 shares of Class A common stock were issued in connection with the conversion of a promissory note.

In connection with the Springfield Affiliation described in Note 3, on August 30, 1996, the Company issued 1,587,863 Class B-1 common shares, 1,012,137 Class B-2 common shares and warrants to purchase 3,750,500 shares of Class B common stock at $2.50 per share to the Institutional Investors in exchange for cash proceeds of $6.5 million, which after issuance costs of approximately $1.4 million, netted to approximately $5.1 million. In connection with the Baltimore Affiliation described in Note 3, on December 11, 1996, the Company issued 855,003 Class B-1 common shares, 544,997 Class B-2 common shares and warrants to purchase 1,799,000 shares of Class B common stock at $2.50 per share to the Institutional Investors in exchange for cash proceeds of $3.5 million, which after issuance costs of approximately $640,000, netted to approximately $2.9 million.

In April 1997, the Company issued 366,430 Class B-1 common shares, 233,570 Class B-2 common shares and warrants to purchase 865,500 shares of Class B common stock at $2.50 per share to the Institutional Investors in exchange for cash proceeds of $1.5 million.

Subject to certain conditions, the Institutional Investors are required to purchase up to 8,000,000 additional shares of Class B common stock, together with warrants to purchase up to 7,450,500 shares of Class B common stock, for aggregate consideration of $20,000,000. These shares may be sold no later than December 31, 1999.

In connection with the Flagship II Affiliation described in Note 3, on June 30, 1997, the Company issued 7,692,309 Class C common shares, at $3.25 per share to the Institutional Investors in exchange for cash proceeds of $25 million, which after issuance costs of approximately $700k, netted to approximately $24.3 million.

                       Physicians Quality Care, Inc.

8.  STOCKHOLDERS' EQUITY (CONTINUED)

Puts and Calls
--------------

Of the Company's outstanding common stock, 18,157,982 shares as of December 31, 1997 are subject to a put option which provides for the put of the shares back to the Company at fair value upon the death of the holder. In addition, 1,029,749 of such shares are also subject to a fair value put option back to the Company at the later of the shareholder's retirement from the Company or June, 1998. Consequently, common shares have been recorded at fair value outside of permanent equity in the accompanying balance sheet.

Under shareholder agreements as of December 31, 1997, the Company has the right to purchase 15,471,063 shares of common stock for fair value if the shareholder's termination from the Company is without cause or is by resignation, and for the lower of cost or fair value if termination is with cause.

All of the above put and call provisions expire on the date of a Qualified Public Offering (QPO), defined as a public offering of the Company's common stock with proceeds to the Company of at least $50 million.

In addition to the previously discussed put options, the Flagship II physicians have the right to require the Company to repurchase (in the form of a five year non-interest bearing note) 4.8 million shares of Class A common stock issued in the Flagship II affiliation (note 3) at a purchase price of $3.00 per share if the Company has not completed an underwritten initial public offering prior to December 1, 2001.

Because the Company's shares are subject to a number of restrictions in the shareholders' agreements and will not trade until the occurrence of a QPO, the Company believes it is a nonpublic entity for compensation accounting purposes and, accordingly, has not recorded any compensation expense for these puts and calls. As noted above, at the date of the QPO, the put and call provisions of the shareholder agreements will expire.

                       Physicians Quality Care, Inc.

8.  STOCKHOLDERS' EQUITY (CONTINUED)

Warrants
--------

At December 31, 1997, warrants to purchase shares of Class A, Class B and Class C common stock were outstanding as follows:

    NUMBER OF SHARES   PRICE PER SHARE     EXPIRATION DATE
-------------------------------------------------------------------
         20,000            $2.40                2000
         201,150            5.00                2003
         416,538            2.40                2000
         416,538            2.40                2001
         6,415,000          2.50                2003
         50,000             3.00                2003
         7,692,309          3.25                2004

Shares Reserved for Future Issuance
-----------------------------------

At December 31, 1997, the Company has reserved 24,865,381 shares of Common Stock for future issuance for the following purposes:

                Equity incentive plan            2,710,795
                Warrants                        15,211,535
                                               -----------

                                                17,922,330
                                               ===========

                       Physicians Quality Care, Inc.

9.  Earnings Per Share

The following table sets forth the computation of basic earnings per share:

                                                1997               1996               1995
                                       ---------------------------------------------------------
Numerator:
Net loss                                      $ (5,710,230)      $ (5,059,197)       $(2,082,264)
Accretion of common stock subject to
 put to fair value                              (6,678,987)       (14,436,848)
                                       ---------------------------------------------------------
Numerator for basic earnings per
 share-income available to common
 stockholders                                  (12,389,217)       (19,496,045)        (2,082,264)

Denominator for basic earnings per
 share - weighted-average shares                30,335,607         10,785,605          7,706,250
                                       ---------------------------------------------------------

Basic earnings per share                       $     (0.41)      $      (1.81)       $     (0.27)
                                       =========================================================

The effect of options (Note 9) and warrants (Note 7) are not considered, as it would be anti-dilutive for the years presented. At December 31, 1997, these securities, if converted, could potentially dilute basic earnings per common share in the future.

10.  Employee Compensation Plans

Equity Incentive Plan
---------------------

The Company's 1995 Equity Incentive Plan provides the opportunity for employees, consultants, officers and directors to be granted options to purchase, receive awards or make direct purchases of up to 3.5 million shares of the Company's common stock. Options granted under the Plan may be "Incentive Stock Options" or "Nonqualified Options" under the applicable provisions of the Internal Revenue Code.

Incentive Stock Options are granted at the fair market value of the Company's common stock at the date of the grant as determined by the Board of Directors. Incentive Stock Options granted to employees who own more than 10% of the voting power of all classes of stock will be granted at 110% of the fair market value of the Company's common stock at the date of the grant. Nonqualified options may be granted at amounts up to the fair market value of the Company's common stock on the date of the grant, as determined by the Board of Directors.

                       Physicians Quality Care, Inc.

10.  EMPLOYEE COMPENSATION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its equity incentive plan is presented below. The fair value for these options was estimated at the date of grant using the "minimum value method" prescribed by SFAS 123. The following weighted-average assumptions were used to determine the fair value for 1997, 1996 and 1995, respectively: a risk-free interest rate of 6.08%, 6.2% and 6.0%, an expected dividend yield of 0% each year, and a weighted-average expected life of the options of six years.

                                        1997                1996               1995
                               ----------------------------------------------------------
Pro forma net income                  $(13,379,027)       $(19,541,921)       $(2,084,340)
Pro forma basic earnings
 per share                            $      (0.44)       $      (1.81)       $     (0.27)


A summary of the Company's stock option activity and related information is as follows:

                                                                                                         PERIOD FROM MARCH 20 1995
                                          YEAR ENDED                           YEAR ENDED               (INCEPTION) TO DECEMBER 31,
                                       DECEMBER 31, 1997                    DECEMBER 31, 1996                       1995
                             ------------------------------------------------------------------------------------------------------
                                                                                                                          WEIGHTED
                                                                                                                          AVERAGE
                                                   WEIGHTED AVERAGE                      WEIGHTED AVERAGE                 EXERCISE
                                      SHARES         EXERCISE PRICE         SHARES        EXERCISE PRICE      SHARES       PRICE
                             ------------------------------------------------------------------------------------------------------
Outstanding at beginning of
 period                                811,012            $ 0.95           476,086             $ 0.10

Granted                              2,181,033              2.69           346,676               2.12         476,086       $0.10

Exercised                              (90,375)            (0.04)
Forfeited                             (190,875)            (1.97)          (11,750)             (0.08)
                               ------------------------------------                         --------------------------------------

Outstanding at end of period         2,710,795            $ 2.25           811,012             $ 0.95         476,086       $0.10

                               ===================                    =================                  ===============

Exercisable at period end              600,099                             140,487                                 --
Weighted-average fair value    ===================                    ==================                 ===============
 of options granted during
 period                                  $0.85                            $   0.69                           $   0.02



                       Physicians Quality Care, Inc.

10.  EMPLOYEE COMPENSATION PLANS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                       Weighted-Average
                                                                        Remaining Life
  EXERCISE PRICE      OPTIONS OUTSTANDING      Options Exercisable         (Years)
------------------------------------------------------------------------------------------
     $ 0.01                241,586                 152,557                    7.4
       0.25                 91,000                  40,500                    7.0
       0.85                109,676                  27,669                    8.1
       1.00                150,000                 150,000                    9.0
       2.50              1,311,000                 229,373                    9.2
       3.00                316,533                       0                    9.8
       3.25                491,000                       0                    8.5

All options granted vest ratable over a range of three to four years.

Profit Sharing Plan
-------------------

The Board of Directors of the Company approved the adoption of a qualified 401(k) profit sharing plan (the Plan) for all employees meeting certain eligibility requirements. Under the Plan, the participants may make contributions to the Plan of up to 15% of their compensation, up to the Internal Revenue Service limitation. Effective December 1, 1996, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Contributions for the year ended December 31, 1997 and 1996, respectively, were approximately $528,000 and $86,000.

Money Purchase Pension Plan
---------------------------

The Board of Directors of the Company approved the adoption of a qualified money purchase pension plan for the employees of MCP. Effective August 30, 1996, the Company may provide a contribution on wages up to the Social Security limitation and up to 9.27% on wages in excess of the Social Security limitation. The Company contributed approximately $518,000 and $187,000 to the money purchase pension plan in 1997 and 1996, respectively.

                       Physicians Quality Care, Inc.

11.  Income Taxes

The Company consolidates the affiliated physician practices for Federal and State income tax purposes.


Significant components of the provision for income taxes are as follows:


                                    YEAR ENDED DECEMBER 31
                                  1997                 1996
                            -----------------------------------
Current:
  Federal                                            $22,057
  State                         $ 111,123             56,071
                            -----------------------------------
                                  111,123             78,128
Deferred:
  Federal                        (770,443)
  State                          (135,961)
                            -----------------------------------
                                 (906,404)
                            -----------------------------------

Total (benefit) expense         $(795,281)           $78,128
                            ===================================


The components of the Company's deferred income taxes are as follows:

                                                                   DECEMBER 31
                                                              1997             1996

Deferred tax liabilities:
 Adjustment of cash basis practices to accrual basis      $(1,475,782)     $(1,073,048)
 Fixed assets differences                                    (514,408)          85,360
                                                     ---------------------------------
Total deferred tax liabilities                             (1,990,190)        (987,688)

Deferred tax assets:
 Net operating loss carryover                               3,660,488        1,783,956
 Other accrued liabilities                                    194,225           98,529
 Other (charitable contribution carryover)                      9,617
 Capitalized start-up costs                                   498,410          664,547
 Allowance for doubtful accounts                              282,122           85,763
                                                     ---------------------------------
                                                            4,644,862        2,632,795
 Less valuation allowance                                  (3,400,734)      (2,109,984)
                                                     ---------------------------------
Net deferred tax assets                                     1,244,128          522,811
                                                     ---------------------------------

Net deferred tax assets (liabilities)                     $  (746,062)     $  (464,877)
                                                     =================================

                       Physicians Quality Care, Inc.

11.  INCOME TAXES (CONTINUED)


The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate is as follows:


                                                            YEAR ENDED DECEMBER 31
                                                     1997                            1996
                                       ----------------------------------------------------------------
Federal taxes at statutory rates             $(2,211,874)        34%       $(1,721,439)            35%

Add (deduct):
 State income taxes, net of federal
  benefit                                       (300,555)         4.6         (209,474)           4.3

 Change in valuation allowance
  attributable to operations                   1,290,750        (19.8)       1,999,182          (40.6)

 Goodwill                                        402,404          6.2
 Other                                            23,994         (0.4)           9,859           (0.2)
                                       ----------------------------------------------------------------

                                             $  (795,281)        12.2%     $    78,128          (1.5)%
                                       =================================================================

At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9,151,000 which expire through the year 2012. The utilization of net operating losses may be subject to limitation under the change in stock ownership rules of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of approximately $3,400,734 has been recognized to offset the deferred tax assets, including these carryforwards, since uncertainty exist with respect to future realization of such carryforwards. The 1997 increase in the valuation allowance of $1,290,750 is comprised of an increase in the allowance of $2,197,154 relating to the creation of deferred tax assets in the current period that may not be realized in future periods, and a decrease of $906,404 relating to the utilization of a portion of these deferred tax assets to offset acquired deferred tax liabilities unable to be offset by preacquisition deferred tax assets.

                       Physicians Quality Care, Inc.

12.  CONTINGENCY

On June 12, 1997, Jay N. Greenberg, a founder and former executive vice president of the Company, filed a complaint against the Company in Massachusetts state court seeking damages of $1.4 million and a declaratory judgement that 843,750 of the shares registered in Mr. Greenberg's name (out of 1,012,500 shares of class A Common Stock originally granted to Mr. Greenberg) have "vested" under his employment agreement. The complaint involves a dispute over whether an amendment in December 1996 to Mr. Greenberg's employment agreement is valid and whether Mr. Greenberg resigned or was terminated in January 1997. The Company maintains that the amendment was fraudulently induced based upon a commitment by Mr. Greenberg for long-term employment with the Company and that Mr. Greenberg resigned in January 1997. Under such facts, Mr. Greenberg is entitled to have no more than 450,000 shares of Class A Common Stock (and, depending upon counterclaims that may be brought by the Company, possibly fewer) and is entitled to no severance payment. Mr. Greenberg claims that 843,750 shares of Class A Common Stock have vested and that his employment was terminated in January 1997 by the Company entitling him to severance payments of $440,000. While the Company is not able to predict the outcome of this litigation, it does not believe its ultimate resolution will materially affect either the Company's financial position or its results of operations.

13.  SUBSEQUENT EVENT

In February 1998 the Company entered into affiliation arrangements with 2 physicians located in the Baltimore/Annapolis, Maryland area. The aggregate total consideration paid to the physicians in connection with the affiliation was approximately $1.5 million, payable in a combination of cash and common stock.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                                Description                           Page
-----------        ------------------------------------------------------------  ----
    3.1(1)    --    Restated Certificate of Incorporation of the Registrant (as
                    amended on June 23, 1997)

    3.2(1)    --    Amended and Restated By-Laws of the Registrant (as
                    amended on June 19, 1997)

    4.1(1)    --    Specimen certificate for shares of Class A Common Stock

    4.2(1)    --    Amended and Restated Class B Common Stock and
                    Warrant Purchase Agreement dated June 20, 1997, between
                    the Registrant and each of the Institutional Investors

    4.3(1)    --    Stockholders Agreement, dated August 30, 1996 (the
                    "Stockholders Agreement"), among the Registrant, the
                    Institutional Investors, each Management Stockholder from
                    time to time party thereto, each Physician Stockholder from time to time party thereto and other existing stockholders from time to time party thereto

    4.4       --    Waiver of Rights and Amendment Under Stockholders Agreement

    4.5       --    Amendment No. 2 to the Stockholders Agreement

    4.6(1)    --    Stockholders Agreement dated August 9, 1996 between the
                    Registrant and certain Springfield Stockholder Physicians

    4.7(1)    --    Registration Rights Agreement dated August 9, 1996, by
                    and among the Registrant and certain Springfield
                    Stockholder Physicians

   10.1(1)    --    1995 Equity Incentive Plan

   10.2(1)    --    Management Agreement dated August 30, 1996, between
                    the Registrant and Bain Capital Partners V, L.P., a
                    Delaware limited partnership (the "Management
                    Agreement")

   10.3(1)    --    Lease dated November 1995 between Shorenstein
                    Management, Inc. as trustee for SRI Two Realty Trust and
                    the Registrant

   10.4(1)    --    Lease dated December 9, 1996 between Steven M. Roberts,
                    trustee of Northernedge/Plant One Realty Trust and the
                    Registrant

   10.5(1)    --    Maryland Full-Service Office Lease of Camden Yards
                    North Warehouse dated October 12, 1995, by and between the Maryland Stadium Authority and the Registrant

   10.6(1)    --    Form of Merger Agreement dated December 11, 1996,
                    among the Registrant, the Flagship Affiliated Group and certain of the Flagship Stockholder Physicians and their practices

   10.7(1)    --    Form of Asset Purchase Agreement dated December 11,
                    1996, among the Registrant, the Flagship Affiliated Group and certain of the Flagship Stockholder Physicians and their practices

   10.8(1)    --    Form of Affiliated Agreement dated December 11, 1996,
                    among the Registrant, the Flagship Affiliated Group and certain of the Flagship Stockholder Physicians

   10.9(1)    --    Services Agreement dated December 11, 1996, between the
                    Registrant and the Flagship Affiliated Group (the "Flagship
                    Service Agreement")

   10.10(1)   --    Form of Employment Agreement dated December 11,
                    1996, between the Flagship Affiliated Group and each Flagship Stockholder Physician

   10.11(1)   --    Form of Shareholder Designation and Stock Transfer
                    Agreement dated December 11, 1996, among the
                    Registrant, the Flagship Affiliated Group and the Flagship
                    Affiliated Group Stockholder, Laura M. Mumford, M.D.

   10.12(1)   --    Form of Merger Agreement among the Registrant, the
                    Springfield Affiliated Group and the Springfield
                    Stockholder Physicians and their practices

   10.13(1)   --    Form of Asset Purchase Agreement among the Registrant,
                    the Springfield Affiliated Group and certain Springfield
                    Stockholder Physicians

   10.14(1)   --    Form of Employment Agreement between the Springfield
                    Affiliated Group and certain Springfield Stockholder
                    Physicians, including General Terms and Conditions of
                    Employment for the Springfield Affiliated Group and Form of Addendum thereto relating to the Springfield
                    Stockholder Physicians

   10.15(1)   --    Form of Affiliation Agreement dated August 30, 1996,
                    among the Registrant, the Springfield Affiliated Group and the Springfield Stockholder Physicians

   10.16      --    Services Agreement dated August 30, 1996, among the
                    Registrant and the Springfield Affiliated Group

   10.17(1)   --    Shareholder Designation and Stock Transfer Agreement
                    dated August 9, 1996, among the Registrant, the Springfield Affiliated Group and the Springfield Affiliated
                    Group Stockholder, Jay Ungar, M.D.

   10.18(1)   --    Credit Agreement dated January 16, 1997 among the
                    Registrant, Banker's Trust Company, as Agent, and various lending institutions

  *10.19(1)   --    Employment Agreement dated June 21, 1995 between the
                    Registrant and Jerilyn P. Asher, as amended in January
                    1996 and on August 30, 1996

  *10.20(1)   --    Employment Agreement dated June 21, 1995 between the
                    Registrant and Arlan F. Fuller, M.D., as amended in
                    January 1996

   10.21(1)   --    Office Building Lease dated March 18, 1997, by and
                    between Harbor Court Associates and the Registrant

   10.22      --    Amended and Restated Services Agreement dated July
                    1997, among Flagship Health II, P.A. ("Flagship II") and the Registrant

   10.23      --    Agreement dated July 31, 1997 by and among the
                    Registrant, Flagship, Flagship II and the Stockholders and
                    Optionholders of Clinical Associates, P.A.

   10.24      --    Merger Agreement dated July 31, 1997, between the
                    Registrant, Flagship II, Clinical Associates and the
                    Stockholders and Optionholders of Clinical Associates

   10.25      --    Amendment to the Management Agreement, dated
                    April 18, 1997

   21.1       --    Subsidiaries of the Registrant

   27         --    Financial Data Schedule
___________
(*) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.
(1) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-26137).