Form 10-Q
period 1998-03-31
PHYSICIANS QUALITY CARE INC
filed 1998-05-15
CIK 947569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[_]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1998
                                ----------------------------------------

                                                 OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to                 .
                                ---------------     ---------------


                      Commission file number   333-26137
---------------------                          ----------------------

                         Physicians Quality Care, Inc.
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                                       04-3267297
------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


        950 Winter Street, Suite 2410, Waltham, Massachusetts            02154
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code          (617) 890-5560
                                                      --------------------------


        Not Applicable
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

        Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days      Yes    X      No
                                                   -----        -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares outstanding of issuer's common stock, as of May 10, 1998 was: 26,131,982 shares of Class A Common Stock, $.01 par value, 2,809,296 shares of Class B-1, $.01 par value, 1,790,704 shares of Class B-2 Common Stock, $.01 par value, and 7,692,309 shares of Class C Common Stock, $.01 par value.

                          PHYSICIANS QUALITY CARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                           Page
Part I     FINANCIAL INFORMATION                                           ----

Item 1.    Balance Sheets as of March 31, 1998 and
           December 31, 1997..............................................   1

           Statements of Operations for the three months ended
           March 31, 1998 and 1997........................................   3

           Statements of Cash Flows for the three months ended
           March 31, 1998 and 1997........................................   4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   7

Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................  17

Signatures ...............................................................  18

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.


                         Physicians Quality Care, Inc.
                                Balance Sheets
                                  (Unaudited)



                                                                                    March 31, 1998        December 31, 1997
                                                                                    --------------        -----------------
ASSETS
Current Assets:
       Cash and cash equivalents                                                      $  3,549,861           $  8,782,019
       Prepaid expenses                                                                     15,658                 35,175
       Due from affiliated physician practices                                          11,209,680              5,719,421
       Other current assets                                                                146,447                 69,868
                                                                                    --------------        ----------------
Total current assets                                                                    14,921,646             14,606,483
        Investment in long term affiliation agreements, less
           accumulated amortization of $1,879,778 and $1,394,987 in
           1998 and 1997 (unaudited), respectively                                      57,009,957             57,340,059
       Property and equipment, net                                                         438,238              1,327,860
       Other asset                                                                         225,617                136,181
                                                                                    --------------        ----------------
       Total assets                                                                    $72,595,458            $73,410,583
                                                                                    ==============        ================

Liabilities and stockholders' equity
Current Liabilities:
       Accounts payable                                                                $   868,350            $ 1,218,766
       Accrued compensation                                                                228,775                266,138
       Accrued expenses                                                                    514,023                628,433
                                                                                    --------------        -----------------
Total current liabilities                                                                1,611,148              2,113,337

Deferred taxes                                                                             746,062                746,062

Commitments and contingencies
Common stock, subject to put, 18,604,136 and 18,157,982 shares authorized, issued
and outstanding at March 31, 1998 (unaudited) and December 31, 1997, respectively       60,463,943             54,473,947

Stockholders' equity:

       Class A common stock, $.01 par value, 75,000,000 shares authorized,
         8,515,144 and 8,505,208 shares issued and 7,502,644 and 7,492,708 outstanding at March 31, 1998 (unaudited) and December 31, 1997,
         respectively                                                                       85,151                 85,052

       Class B-1 common stock, $.01 par value, 15,367,915 shares authorized,
         2,809,296 shares issued and outstanding at March 31, 1998 (unaudited) and
         December 31, 1997                                                                  28,093                 28,093

       Class B-2 common stock, $.01 par value 9,732,085 shares authorized, 1,790,704 shares issued and outstanding at March 31, 1998 (unaudited) and December
         31, 1993                                                                           17,907                 17,907

       Class C common stock, $.01 par value, 13,846,155 shares authorized, 7,692,309 shares issued and outstanding at March 31, 1998 (unaudited) and December
         31, 1997                                                                           76,923                 76,923


                                                                                      (Unaudited)
                                                                                    March 31, 1998        December 31, 1997
                                                                                    --------------        -----------------

       Additional paid-in capital                                                       50,033,254             49,846,913
       Accumulated deficit                                                             (40,456,898)           (33,967,526)
       Less treasury stock, at cost, 1,012,500 shares                                      (10,125)               (10,125)
                                                                                    --------------        -----------------
       Total stockholders' equity                                                        9,774,305             16,077,237
                                                                                    --------------        -----------------
       Total liabilities and stockholders' equity                                      $72,595,458            $73,410,583
                                                                                    ==============        =================

See accompanying notes to unaudited financial statements and management's discussion and analysis of financial condition and results of operations.

                         Physicians Quality Care, Inc.
                           Statements of Operations
                                  (Unaudited)


                                                   For the three months ended
                                                             March 31,
                                                 -------------------------------
                                                      1998             1997
                                                 --------------   --------------
Net patient service revenue                        $21,165,795     $ 10,554,041
Less:  amounts retained by physician groups         (6,548,848)      (3,709,636)
                                                 --------------   --------------
Management fee revenue                              14,616,947        6,844,405

Operating expenses:
       Nonphysician salaries and benefits            6,775,619        3,067,292
       Other practice expenses                       6,213,378        2,751,243
       Corporate and regional expenses               2,159,817        1,471,123
       Deprecation and amortization                    662,746          341,532
       Provision for bad debts                         688,328          273,262
                                                 --------------   --------------
Total expenses                                      16,499,888        7,904,452

Operating Loss                                      (1,882,941)      (1,060,047)

Other Income (expense):
       Interest income                                 104,215            3,955
       Interest expense                                (38,315)         (30,724)
       Loss of investment in subsidiary               (132,842)
                                                 --------------   --------------
                                                       (66,942)         (26,769)
                                                 --------------   --------------
Net loss                                           $(1,949,883)     $(1,086,816)

Net loss available to common stock                 $(6,489,379)     $(1,086,816)
                                                 ==============   ==============
Net loss per common share-basic                         $(0.17)          $(0.04)
                                                 ==============   ==============
Weighted average common shares outstanding          39,242,861       24,756,907
                                                 ==============   ==============

See accompanying notes to unaudited financial statements and management's discussion and analysis of financial condition and results of operations.

                         Physicians Quality Care, Inc.
                           Statements of Cash Flows
                                  (Unaudited)

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                        -----------------------------------------
                                                                               1998                   1997
                                                                        -----------------       -----------------
Operating Activities
Net Loss                                                                    $(1,949,883)            $(1,086,816)
Adjustments to reconcile net loss to net cash used
  in operating activities:
       Depreciation and amortization                                            662,746                 341,532
       Changes in operating assets and liabilities, net of effects of business acquisitions:
          Increase in due from affiliated physician practices                (3,113,515)             (1,095,755)
          Increase (Decrease) in prepaid expenses and other assets             (124,179)                 37,753
          Decrease in accounts payable, accrued compensation and
            accrued expenses                                                   (502,189)               (531,723)
          Decreases in income taxes payable                                     (22,319)                (80,000)
                                                                        -----------------       -----------------
Net cash used in operating activities                                        (5,049,339)             (2,415,009)

Investing Activities
Purchase of property and equipment                                             (324,259)               (535,922)
Cash paid for affiliations                                                      (50,000)             (1,039,419)
Decrease in deferred acquisition costs                                                                   98,238
                                                                        -----------------       -----------------
Net cash used in investing activities                                          (374,259)             (1,477,103)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs                   191,440               1,337,500
Proceeds from note payable                                                                            3,000,000
Decrease in deferred financing costs                                                                     18,196
Payments on capital lease obligations                                                                  (203,818)
Cash paid for debt issuance cost                                                                       (331,148)
                                                                        -----------------       -----------------
Net cash provided by financing activities                                       191,440               3,820,730

Net decrease in cash and cash equivalents                                    (5,232,158)                (71,382)
Cash and cash equivalents at beginning of period                              8,782,019                 136,926
                                                                        -----------------       -----------------

Cash and cash equivalents at end of period                                  $ 3,549,861             $    65,544
                                                                        =================       =================

See accompanying notes to unaudited financial statements and management's discussion and analysis of financial condition and results of operations.

                          Physicians Quality Care, Inc.

                     Notes to Unaudited Financial Statements
                   Three Months Ended March 31, 1998 and 1997


(1)     Basis of Presentation
        ---------------------

  The accompanying unaudited financial statements of Physicians Quality Care, Inc., a Delaware corporation (the "Company" or "PQC"), have been prepared in accordance with generally accepted accounting principles and in accordance with Rule 10-01 of Regulation S-X.

  In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of results for the full year.

  These unaudited financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

(2)     Net Loss Per Common Share
        -------------------------

  Net loss per share of common stock is computed by dividing the net loss available to common stock by the weighted-average number of shares of common and common equivalent shares outstanding during each period presented. The net loss available to common stock for the three months ended March 31, 1998 reflects the accretion of common stock subject to put to fair value at March 31, 1998 of $4,539,496. For the three months ended March 31, 1997 all common stock subject to put was stated at fair value and no accretion was required. The effect of options and warrants is not considered as it would be antidilutive. Fully diluted loss per share is not presented because the effect would be antidilutive.

  In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for both interim and annual periods ending after December 31, 1997 and requires restatement of all prior period EPS data. Under the new requirements for calculating

                          Physicians Quality Care, Inc.

                     Notes to Unaudited Financial Statements
                   Three Months Ended March 31, 1998 and 1997


primary earnings per share, the dilutive effect of stock options will be excluded. The Company has applied this standard in 1997.

(3)     Affiliation
        -----------

        In February 1998, the Company entered into a long-term affiliation agreement with two physicians located in the Baltimore/Annapolis Maryland area. In connection with this transaction, the assets and liabilities of the physician practices were transferred to a professional association affiliated with the Company, Flagship Health II, P.A., a Maryland professional association ("Flagship II"). The aggregate consideration paid to the physicians was $1.5 million, of which $50,000 was paid in cash and $1,450,000 was paid by the issuance of 446,154 shares of Class A Common Stock.

(4)     Pending Accounting Standards
        ----------------------------

        In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for public companies to report information about operating segments in financial statements and supersedes SFAS No. 14 "Financial Reporting for Segments of an Business Enterprise," but retains the requirements to report information about major customers. SFAS No. 130 and SFAS No. 131 are effective for the Company in 1998. The Company does not believe the adoption of these Statements will have a significant effect on its financial statements.

(5)     Contigency
        ----------

        On June 12, 1997, Jay N. Greenberg, a founder and former executive vice president of the Company, filed a complaint against the Company in Massachusetts state court seeking damages of $1.4 million and a declaratory judgment that 843,750 of the shares registered in Mr. Greenberg's name (out of 1,012,500 shares of Class A Common Stock originally granted to Mr. Greenburg) have "vested" under this Employment Agreement. The Company and Mr. Greenberg entered into a Settlement Agreement in April 1998 pursuant to which the Company confirmed Mr. Greenberg's ownership of 1,012,500 shares of Class A Common Stock and Mr. Greenberg granted the Company an option to purchase all of such shares. The purchase price is $1.3 million and increases (commencing effective October
1997) by $25,000 each three month period. The option expires on the earlier of
(i) October 14, 1999, (ii) upon a public offering of the capital stock of the Company, or (iii) a change in control. No damages were awarded and mutual releases were granted.

(6)     Subsequent Event
        ----------------

        In connection with the October 1997 acquisition of a 50% interest in TLC Management Company, a medical managment company ("TLC"), and a 50% interest in Total Quality Practice Managment, Inc., a practice management company providing Medicare risk management services ("Total Quality"), the Company issued a $1.0 million letter of credit in April 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Factors Affecting Future Operating Results." The following discussion should be read in conjunction with the Company's Unaudited Financial Statements and Notes thereto included elsewhere in this document.

OVERVIEW

        The Company affiliates with and operates multi-specialty medical practice groups. The first physician affiliation was completed on August 30, 1996 with 32 physicians in the Springfield, Massachusetts and Enfield, Connecticut area (the "Springfield Affiliated Group"). On December 11, 1996 the Company consummated the affiliation with Flagship Health, P.A., a Maryland professional association ("Flagship", and together with Flagship II, the "Flagship Affiliated Group") which consisted of 59 physicians in Baltimore and Annapolis, Maryland. On December 1, 1997, the Company entered into a long term affiliation agreement with a physician practice consisting of 58 physicians in the Baltimore/Annapolis, Maryland area. Additional physicians have been subsequently added to the Springfield Affiliated Group and the Flagship Affiliated Group (the "Affiliated Groups") during 1997 and 1998. In connection with the affiliation transactions, the assets and liabilities of the physician practices were transferred to newly formed professional corporations ("PCs") or professional associations ("PAs") affiliated with the Company. The Company is working with these groups of physicians to improve operating practices and to obtain managed care contracts. On October 24, 1997, the Company also acquired a 50% interest in TLC and a 50% interest in Total Quality. Both Companies are based in Atlanta, Georgia. As of March 31, 1998, the Company had affiliations or independent provider association ("IPA") arrangements with the following physicians:


                                                         Affiliated Physicians
                                                         ---------------------

                                                             Massachusetts/
                                                             --------------
                                 Maryland                       Connecticut                  Georgia                  Total
                                 --------                    --------------                  -------                  -----

Primary Care                          113                                26                        0                    139
Specialist                             44                                15                        0                     59
                                 --------                    --------------                  -------                  -----
                                      157 (1)                            41                        0                    198
                                 --------                    --------------                  -------                  -----

                                                             IPA Physicians
                                                             --------------

                                 Maryland                    Massachusetts/               Georgia(2)                  Total
                                 --------                    --------------               ----------                  -----
                                                                Connecticut
                                                                -----------

Total                                   0                                 0                      350                    350
                                 --------                       -----------               ----------                  -----
-------------

(1)  Includes 13 non-physician medical professionals
(2) Reflects number of physicians in the IPA network in which the Company has a 50% interest

         Under the Company's contractual arrangements with its Affiliated Groups, the Company can improve its management fee revenues by increasing the patient care revenue of its Affiliated Groups, through improved billing and operating efficiency, additional patient encounters, increased capitated revenues and controlling the expenses of Affiliated Groups. To the extent that patient revenue increases at a greater rate than practice expenses, the Company's management fee will increase. Conversely, if PQC is not able to control practice expenses or assist the Affiliated Groups in increasing patient care revenue, the Company will earn no or only a limited management fee. Under the arrangements with the physicians formally associated with Clinical Associates (which became effective on December 1, 1997) the Company earns a fee based, in part, upon increases in billings, net of bad debts and discounts, above historical levels, and a reduction in the percentage of revenue needed to pay practice expense. While this structure causes the Company's management fee not to be as dependent upon controlling practice expenses, the Company believes that increased revenues depend upon affiliated physicians being motivated by competitive levels of compensation.

         The Company's and its Affiliated Groups' revenues are derived from governmental programs, managed care payors and traditional fee-for service arrangements. The following table sets forth the approximate percentage of the revenues received by the practices that were affiliated with the Company at and during the three month period ended March 31, 1998:


       Fee for Service Contracts                              46.00%
       Medicaid                                               24.00%
       Capitated Managed Care Contracts                       27.00%
       Medicaid and Other                                      3.00%
                                                             -------
                                                             100.00%
                                                             =======

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and Three Months Ended March 31, 1997

         During January and February 1997, the Company affiliated with five physicians in the Springfield, Massachusetts area. The assets and liabilities of the Springfield physicians were transferred to a professional corporation affiliated with the Company, Medical Care Partners, P.C., a Massachusetts professional corporation ("MCP") and the physicians became employees of MCP. On December 1, 1997, the Company entered into an affiliation agreement with a physician practice consisting of 58 physicians located in the Baltimore/Annapolis, Maryland area. The assets and liabilities of the Baltimore/Annapolis physicians were transferred to Flagship II and the physicians became employees of Flagship II.

On February 12, 1998, the Company entered into an affiliation agreement with a physician practice consisting of two physicians in the Baltimore/Annapolis, Maryland area. The assets and liabilities of these physicians were transferred to Flagship II and the physicians became employees of Flagship II.

         The additional Baltimore and Springfield area affiliations contributed to the Company having net patient revenues of approximately $21.2 million for the three months ended March 31, 1998 compared to approximately $10.0 million for the three month period ended March 31, 1997. The increase of approximately $10.6 million in net revenues was primarily due to the increase in the number of affiliated physicians. The revenues for the three month period ended March 31, 1997 were generated by approximately 91 physicians for the full period and from 5 physicians who affiliated with the Company during January and February 1997. The revenues for the three month period ended March 31, 1998 were generated by approximately 196 physicians for the full period and two physicians from February 12, 1998 through March 31, 1998.

         The source of revenue in 1998 shifted most notably between fee for service contracts and capitated managed care contracts. Fee for service decreased from approximately 55% of revenues for the three month period ended March 31, 1997 to approximately 46% of revenues for the three month period ended March 31, 1998. Capitated managed care contracts increased from approximately 5% of revenues for the three months ended March 31, 1997 to approximately 27% for the three month period ended March 31, 1998. The significant increase in capitated managed care contracts is due to the Flagship II affiliation, which was completed on December 1, 1997. Flagship II had approximately 51% or approximately $5.0 million of its revenues for the three months ended March 31, 1998 under capitated managed care contracts.

         During the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997, the amounts retained by physician groups, which represents physician salaries and benefits, increased approximately $2.8 million. The increase is primarily due to the same factors which caused the increase in revenues, namely the significant increase in affiliated physicians from 1997 to 1998. As a percentage of net patient service revenues, amounts retained by physician groups decreased from approximately 35.2% for the three month period ended March 31, 1997 to approximately 30.9% for the three month period ended March 31, 1998. This decrease was primarily due to the Flagship II affiliation, which has a lower physician compensation ratio to net revenues than the prior Company affiliations as well as variances in the fee and expense allocation arrangements between the Company and each affiliated group.

         During the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997, nonphysician salaries and benefits, which represent salaries and benefits for staff engaged in physicians' practices increased approximately $3.7 million and increased as a percentage of net revenues from 29% for the three month period ended March 31, 1997 to 32% for the three month period ended March 31, 1998. Other practice expenses, which represent primarily all non-salary and benefits expense of physicians' practices, increased approximately $3.5 million and increased as a percentage of net revenues from 26.1% for the three month period ended March 31, 1997 to 29.4% for the three month period ended March 31, 1998. These increases in physician affiliated expenses are primarily due to the Flagship II affiliation, which had approximately $3.2 million in non-physician salaries and benefits for the three month period ended March 31, 1998 and approximately $3.2 million in other practice expenses for the three month period ended March 31, 1998. The increase in these physician affiliated expenses as a percentage of net revenues is primarily a result of the Flagship II affiliation which has additional infrastructure expenses as compared to prior Company affiliations such as a billing department as well as a higher cost structure due to capitated costs associated with capitated managed care revenues.

         Provision for bad debt expense increased approximately $415,000 for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997. In addition this expense increased as a percentage of net revenues from 2.5% for the three month period ended March 31, 1997 to 3.3% for the three month period ended March 31, 1998. The increase in this expense was primarily due to the Flagship II affiliation which had $424,000 in bad debt expense for the three month period ended March 31, 1998. Also Flagship II's provision for bad debt expense as a percentage of net revenues is higher than the Company's prior affiliations; approximately 4.4% as compared with a Company average of approximately 2.5% for prior affiliations.

         Corporate and regional expenses consist of all costs except depreciation and amortization of the Company's corporate home office and regional operations. The increase in corporate and regional expenses of approximately $689,000 for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997 was primarily due to the increase in home office and corporate regional operations staff and related expenses to support the Company's growth. Corporate and regional expenses increased at a slower rate than net patient service revenue, declining from approximately 13.9% of revenues for the three month period ended March 31, 1997 to approximately 10.2% for the three month period ended March 31, 1998.

         Depreciation and amortization expense consists primarily of amortization of intangibles associated with affiliated practices. The increase of approximately $321,000 for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997 was primarily due to the Flagship II affiliation with 58 physicians which was completed on December 1, 1997.

         On October 24, 1997 the Company acquired a 50% interest in TLC and a 50% interest in Total Quality. The Company has accounted for the transaction using the equity method for accounting for investments in common stock. For the three month period ended March 31, 1998, the Company's share of the net loss was approximately $133,000.

         The increase in interest income of approximately $100,000 for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997 was primarily due to the higher level of invested cash in the current period.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal requirements for capital are payments to physicians in connection with affiliation transactions with the Company and its Affiliated Groups, transaction costs associated with such affiliation transactions, working capital requirements for its Affiliated Groups and the funding of operating losses. The Company anticipates that its liquidity and capital resource requirements will be similar on a long-term and short-term basis. Due to its start up status, the Company has incurred significant operating losses to date and does not have operating cash flow to fund growth or further losses. The Company's principal sources of capital to date have been the issuance of Class B and Class C Common Stock to contain institutional investors, issuance of Class A Common Stock to physician stockholders and private investors, borrowings under a credit agreement with Bankers Trust Company (which terminated on January 31, 1998) and cash generated by the operations of the Affiliated Groups.

         Since the Company continues to incur operating losses and to use more cash than generated by its operations, working capital available to the Company has continued to decrease. If the Company continues to incur operating losses as the rate experienced during the first quarter of 1998, the Company will need to find additional sources of cash during the third quarter of 1998. There can be no assurance that the institutional investors who have previously been a source of capital to the Company will be prepared to continue to fund the operations of the Company through the purchase of additional equity.

         During 1998 and 1997 the Company paid an aggregate consideration of approximately $1.5 and $23.6 million, respectively, in connection with affiliation transactions. Of such amount approximately $50,000 in 1998 and $7.8 million in 1997 was paid in cash and approximately $1.5 million in 1998 and $15.8 million in 1997 was paid in Class A Common Stock. The majority of such payments were accounted for as an addition to intangible assets.

         As of March 31, 1998, intangible assets net of amortization costs, represented approximately $57.0 million of the Company's total assets of approximately $72.6 million. The Company is amortizing the intangible assets over 25 years.

         Of the Company common stock outstanding at March 31, 1998, 18,604,136 shares of Class A Common Stock are subject to a put option which provides for the put of the shares back to the Company at fair value upon the death or disability of the holder. In addition, 1,029,749 of such shares are also subject to a fair value put option back to the Company at the later of the stockholders' retirement from the Company or June 1998. Consequently, these shares of Class A Common Stock have been recorded at fair value outside of permanent equity in the accompanying balance sheet. Under the Company's stockholder agreements as of December 31, 1997, the Company has the right to purchase 15,471,063 shares of Class A Common Stock for fair value if the stockholder's termination of employment with the Company is without cause or is by resignation, and for the lower of cost or fair value if termination is with cause. The terms of such repurchase provision may not permit the Company to fully recover its affiliation payments to the physician or reflect the cost of affiliation transactions at the time of termination. To date, no Stockholder Physician has terminated an employment agreement or repurchased any practice assets. All of the above put and call provisions expire on the closing of a public offering of the Company's common stock which results in net proceeds to the Company of at least $50.0 million and which meets certain other criteria. In addition to previously discussed put options, the Flagship II physicians have the right to require the Company to repurchase (in the form of a five year non-interest bearing note) 4.8 million shares of Class A Common Stock issued in the Flagship II affiliation at a purchase price of $3.00 per hare if the Company has not completed an underwritten initial public offering prior to December 1, 2001. Because the Company's shares are subject to a number of restrictions in the stockholders' agreements and will not trade until the occurrence of such an offering, the Company believes it is a nonpublic entity for compensation accounting purposes and, accordingly, has not recorded any compensation expenses for these puts and calls.

         Working capital existing at the date of affiliation has generally been retained in the physician practices. Therefore, additional working capital investment is generally only required to the extent billing processing is slowed during payor administrative changes after an affiliation and also to fund growth of revenues. The Company and its Affiliated Groups had total net accounts receivable of $14.7 million and of $11.9 million at December 31, 1997 and March 31, 1998, respectively. The increase in net accounts receivable of $2.8 million is the result of patient billing delays caused by patient account system conversions at the Affiliated Groups. Management believes that the increases are temporary and anticipates that the system conversions will be completed during the three months ended September 30, 1998.

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

         The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It is currently anticipated that all reprogramming efforts will be completed by July 31, 1999, allowing adequate time for testing. A preliminary assessment has indicted that some of the Company's older personal computers and ancillary software programs may not be Year 2000 compatible. The Company intends to either replace or modify these computers and programs. The cost of this replacement in not expected to be material as the shelf life of the Company's personal computers is three to five years. The present financial systems are all Year 2000 compliant. The practice management system is 80% compliant and the Company plans to move to a new version of the software which is 100% compliant as part of its reprogramming efforts which will be completed by July 31, 1999. This upgrade is provided under the Company's current software maintenance agreement with its software vendor. All new software purchased will be 100% compliant.

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

         The Company has no committed external sources of capital. Without the consent of the director elected by the stockholders of the Class B-1 Common Stock (the "Class B-1 Director"), the director elected by the stockholders of the Class B-2 Common Stock (the "Class B-2 Director," and together with the Class B-1 Director of the "Class B Directors") and the directors elected by the holders of Class C Common Stock (the "Class C Directors"), the Company may not obtain additional financing through external borrowings or the issuance of additional securities. The issuance of additional capital stock could have an adverse effect on the value of the shares of common stock held by the then existing stockholders. There can be no assurance that the Class B Directors and Class C Directors will approve such capital raising activities or that the Company will be able to raise additional capital when needed on satisfactory terms or at all. The failure to obtain additional financing when needed and on appropriate terms could hae a material adverse effect on the Company.

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

         Dependence upon Affiliated Medical Practices

         Although the Company does not and will not employ physicians or control the medical aspects of the practices of the physicians employed by the Springfield Affiliated Group, the Flagship Affiliated Group or similar Affiliated Groups, the Company's revenue and profitability are directly dependent on the revenue generated by the operation and performance of and referrals among the affiliated medical practices. The compensation to the Company under its Services Agreements with the Affiliated Groups is based upon a percentage of the profits of revenues generated by the Affiliated Groups' practices with a substantial portion of the profits or revenues being allocated to the physicians until threshhold levels of income or revenues, based upon the physicians' historical compensation or billings, are achieved. Accordingly, the performance of affiliated physicians affects the Company's profitability and the success of the Company depends, in part, upon an increase in net revenues from the practice of affiliated physicians compared to historical levels. The inability of the Company's Affiliated Groups to attract and retain patients, to manage patient care effectively and to generate sufficient revenue or a material decrease in the revenues of the Affiliated Groups would have a material adverse effect on the financial performance of the Company. To the extent that the physicians affiliated with the Company are concentrated in a limited number of target markets, as is currently the case in western Massachusetts and Maryland, deterioration in the economies of such markets could have a material adverse effect upon the Company.

         Risks Related to Expansion of Operations

         Integration Risks. The Company has completed affiliation transactions with the Springfield Affiliated Group and the Flagship Affiliated Group, and is seeking to enter into Affiliations with additional physicians. In the Springfield and Greater Baltimore-Annapolis areas and in other potential affiliation markets, the Company is integrating physician practice groups that have previously operated independently. The Company is still in the proces of integrating its affiliated practices. The Company may encounter difficulties in integrating the oeprations of such physician practice groups and the benefits expected from such affiliations may not be realized. Any delays or unexpected costs incurred in connection with integrating such operations could have an adverse effect on the Company's business, operating results or financial condition.

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

         Risks of Changes in Payment for Medical Services

         The profitability of the Company may be adversely affected by Medicare and Medicaid regulations, cost containment decisions of third party payors and other payment factors over which PQC and its Affiliated Groups have no control. The federal Medicare program has undergone significant legislative and regulatory changes in the reimbursement and fraud and abuse areas, including the adoption of the resource-based relative value scale schedule for physician compensation under Medicare, which may have a negative impact on PQC's revenue. Efforts to control the cost of healthcare services are increasing. PQC's Affiliated Groups contract with provider networks, managed care organization and other organized healthcare systems, which often provided fixed fee schedules or capitation payment arrangements which are lower than standard charges. Future profitability in the changing healthcare environment, with differing methods of payment for medical services, is likely to be affected significantly by management of healthcare costs, pricing of services and agreements with payors. Because PQC derives its revenues from the revenues generated by its affiliated physician groups, further reductions in payment to physicians generally or other changes in payment for healthcare services could have an adverse effect on the Company.

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

         Certain Federal Income Tax Considerations

         Physician groups which operated as PCs in Springfield prior to affiliating with the Company were merged into the Springfield Affiliated Group, with stockholders of each PC receiving shares of Class A Common Stock of the Company and cash in exchange for their capital stock in the PC. Physician groups which operated as PAs in the greater Baltimore-Annapolis area prior to affiliating with the Company were similarly merged into the Flagship Affiliated Group, with stockholders of each PA receiving shares of Class A Common Stock of the Company and cash in exchange for their capital stock in the PA. Each such merger is intended to qualify as a "reorganization" under Section 368(a) of the Internal Revenue Code of 1986, as amended, in which case no gain or loss would generally be recognized by the PC or PA or the stockholders (other than as cash received) of the PC or PA. The Company has not sought or obtained a ruling from the Internal Revenue Service or an opinion of counsel with respect to the tax treatment of the mergers of PCs or PAs into the Springfield or Flagship Affiliated Groups. The Company does not believe that the Internal Revenue Service is issuing rulings at this time on transactions using the Company's affiliation structure. If a merger were not to so qualify, the exchange of shares would be taxable to the stockholders of the PC or PA, and the consideration (net of asset basis) issued in connection with the merger would be taxable to the Affiliated Group into which such PC or PA was merged. Because of such tax liability, failure of a merger or mergers to qualify as tax-free reorganizations could have a material adverse effect on the applicable Affiliated Group and the Company. Also, the inability to structure future Affiliations on a tax deferred basis may adversely affect the Company's ability to attract additional physicians.

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

         Risk of the Unavailability of the Equity Facility

         The remaining amount under the Class B and Class C Stock Purchase Agreement (the "Equity Facility") with certain institutional inventors ("Institutional Investors") is only available with the consent of the Institutional Investors and there can be no assurance that the Institutional Investors will be willing to provide additional capital when needed by the Company. The Equity Facility also restricts the sources of capital available to the Company without the consent of the Institutional Investors. Except for the Equity Facility, the Company has no committed external sources of capital. Except with the consent of the director elected by the Institutional Investors, the Company may not obtain additional financing through external borrowings or the issuance of additional securities. The Institutional Investors also have received warrants to purchase a substantial number of shares of Class A Common Stock. These warrants are exercisable at $2.50 or $3.25 per share, which exercise price may be substantially below the fair market value of the Class A Common Stock at the time of exercise. Any additional equity issuance could have an adverse effect on the value of the shares of Class A Common Stock held by the then existing stockholders.

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

                                    PART II
                               OTHER INFORMATION

Item 1.     Legal Proceedings.

            On June 12, 1997, Jay N. Greenberg, a founder and former executive vice president of the Company, filed a complaint against the Company in Massachusetts state court seeking damages of $1.4 million and a declaratory judgment that 843,750 of the shares registered in Mr. Greenberg's name (out of 1,012,500 shares of Class A Common Stock originally granted to Mr. Greenberg) have "vested" under this Employment Agreement. The Company and Mr. Greenberg entered into a Settlement Agreement in April 1998 pursuant to which the Company confirmed Mr. Greenberg granted the Company an option to purchase all of such shares. The purchase price is $1.3 million and increases (commencing effective October 1997) by $25,000 each three month period. The option expires on the earlier of (i) October 14, 1999, (ii) upon a public offering of the capital stock of the Company, or (iii) a change in control. No damages were awarded and mutual releases were granted.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits

                  27    Financial Data Schedule

            (b)   Reports on Form 8-K:  None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: May 15, 1998                PHYSICIANS QUALITY CARE, INC.



                                  By: /s/ Samantha J. Trotman
                                      ----------------------------------
                                      Samantha J. Trotman
                                      Chief Financial Officer and Vice President

                                 EXHIBIT INDEX


Exhibits

   27          Financial Data Schedule