Form 10-Q
period 1998-06-30
PHYSICIANS QUALITY CARE INC
filed 1998-08-14
CIK 947569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1998
                              -----------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _________________


Commission file number   333-26137
                      ---------------------------


                         Physicians Quality Care, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                       04-3267297
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


950 Winter Street, Suite 2410, Waltham, Massachusetts               02154
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code (617) 890-5560
                                                  --------------------------

     Not Applicable
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X      No
                                              -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of issuer's common stock, as of August 12, 1998 was: 26,106,780 shares of Class A Common Stock, $.01 par value, 2,809,296 shares of Class B-1, $.01 par value, 1,790,704 shares of Class B-2 Common Stock, $.01 par value, 7,692,309 shares of Class C Common Stock, $.01 par value, and 2,461,538 shares of Class L Common Stock, $.01 par value.

                         PHYSICIANS QUALITY CARE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
PART I   FINANCIAL INFORMATION

Item 1.  Balance Sheets as of June 30, 1998 and
         December 31, 1997 .......................................    1

         Statements of Operations for the three and six
         months ended June 30, 1998 and 1997 .....................    3

         Statements of Cash Flows for the six months
         ended June 30, 1998 and 1997 ............................    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................    7


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings .......................................   23

Item 5.  Other Information .......................................   24

Item 6.  Exhibits and Reports on Form 8-K ........................   26

Signatures .......................................................   27

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         PHYSICIANS QUALITY CARE, INC.
                                BALANCE SHEETS

                                                                     (UNAUDITED)
                                                                    JUNE 30, 1998   DECEMBER 31, 1997
                                                                    -------------   ----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                         $   (257,817)    $  8,782,019
  Restricted cash                                                      1,106,290                -
  Prepaid expenses                                                        46,811           35,175
  Due from affiliated physician practices                             14,011,793        5,719,421
  Other current assets                                                    17,656           69,868
                                                                    ------------     ------------
Total current assets                                                  14,924,733       14,606,483
  Investment in long term affiliation agreements, less
    accumulated amortization of $1,879,778 and $1,394,987 in
    1998 (unaudited) and 1997, respectively                           54,044,322       57,340,059
  Property and equipment, net                                            398,054        1,327,860
  Other asset                                                            386,300          136,181
                                                                    ------------     ------------
  Total assets                                                      $ 69,753,409     $ 73,410,583
                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                  $    639,299     $  1,218,766
  Accrued compensation                                                   204,583          266,138
  Accrued expenses                                                       607,937          628,433
                                                                    ------------     ------------
Total current liabilities                                              1,451,819        2,113,337
Deferred taxes                                                           746,061          746,062
Commitments and contingencies
Common stock, subject to put, 18,604,136 and 18,157,982 shares authorized, issued and outstanding at June 30, 1998 (unaudited)
 and December 31, 1997, respectively                                  60,463,943       54,473,947
Stockholders' equity:
  Class A common stock, $.01 par value, 75,000,000
    shares authorized, 8,515,144 and 8,505,208 shares issued and
    7,502,644 and 7,492,708 outstanding at June 30, 1998
    (unaudited) and December 31, 1997, respectively                       85,151           85,052
  Class B-1 common stock, $.01 par value, 15,367,915
    shares authorized,  2,809,296 shares issued and outstanding at
    June 30, 1998 (unaudited) and December 31, 1997                      28,093           28,093
  Class B-2 common stock, $.01 par value 9,732,085
    shares authorized, 1,790,704 shares issued and outstanding at
    June 30, 1998 (unaudited) and December 31, 1997                      17,907           17,907
  Class C common stock, $.01 par value, 13,846,155
    shares authorized, 7,692,309 shares issued and outstanding at
    June 30, 1998 (unaudited) and December 31, 1997                      76,923           76,923
  Additional paid-in capital                                          50,033,254       49,846,913
  Accumulated deficit                                                (43,139,617)     (33,967,526)
  Less treasury stock, at cost, 1,012,500 shares                         (10,125)         (10,125)
                                                                    ------------     ------------
  Total stockholders' equity                                           7,091,586       16,077,237
                                                                    ------------     ------------
  Total liabilities and stockholders' equity                        $ 69,753,409     $ 73,410,583
                                                                    ============     ============

See accompanying notes to unaudited financial statements and management's discussion and analysis of financial condition and results of operations.

                         PHYSICIANS QUALITY CARE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     For the Three Months           For the Six Months
                                                        Ended June 30,                Ended June 30,
                                                  ---------------------------   -------------------------
                                                     1998          1997           1998          1997
                                                  --------------------------------------------------------
Net patient service revenue                       $20,636,578   $10,669,608     41,802,375     21,223,647
Less:  amounts retained by physician groups        (5,381,593)   (3,757,811)   (11,930,442)    (7,467,445)
                                                  -----------   -----------   ------------    -----------
Management fee revenue                             15,254,985     6,911,797     29,871,933     13,756,202

Operating expenses:
  Nonphysician salaries and benefits                6,827,848     3,146,813     13,647,629      6,214,101
  Other practice expenses                           7,189,690     2,882,446     13,358,894      5,633,688
  Corporate and regional expenses                   2,136,833     1,310,224      4,296,657      2,781,347
  Deprecation and amortization                        842,632       616,831      1,505,377        958,363
  Provision for bad debts                             778,786       282,318      1,467,114        555,581
                                                  -----------   -----------   ------------    -----------
Total expenses                                     17,775,789     8,238,632     34,275,671     16,143,080
Operating Loss                                     (2,520,804)   (1,326,835)    (4,403,738)    (2,386,878)
Other Income (expense):
  Interest income                                      47,344        32,838        151,558         36,793
  Interest expense                                    (18,813)      (75,102)       (57,127)      (105,826)
  Loss of investment in subsidiary                   (190,445)                    (323,287)
                                                  -----------   -----------   ------------    -----------
Net loss                                          $(2,682,718)  $(1,369,099)  $ (4,632,594)   $(2,455,911)
                                                  ===========   ===========   ============    ===========
Net loss available to common stock                $(7,222,214)  $(8,025,640)  $ (9,172,090)   $(9,112,452)
                                                  ===========   ===========   ============    ===========
Net loss per common share-basic                   $     (0.18)  $     (0.30)  $      (0.23)   $     (0.35)
                                                  ===========   ===========   ============    ===========
Weighted average common
 shares outstanding                                39,461,589    26,724,848     39,352,829     25,746,314
                                                  ===========   ===========   ============    ===========

See accompanying notes to unaudited financial statements and management's discussion and analysis of financial condition and results of operations.

                         PHYSICIANS QUALITY CARE, INC.
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                              For the Six Months
                                                                                 Ended June 30,
                                                                          ----------------------------
                                                                               1998          1997
                                                                          -------------  -------------
OPERATING ACTIVITIES
Net Loss                                                                  $ (4,632,594)  $ (2,455,896)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization                                             1,505,377        958,363
   Changes in operating assets and liabilities, net of effects of business acquisitions:
     Increase in due from affiliated physician practices                    (4,169,908)    (3,605,340)
     Increase (Decrease) in prepaid expenses and other assets                 (159,543)      (330,062)
     Decrease in accounts payable, accrued compensation and
       accrued expenses                                                       (497,597)      (366,228)
     Decreases in income taxes payable                                         (22,319)       (92,000)
                                                                          -------------  -------------
Net cash used in operating activities                                       (7,976,584)    (5,891,163)

INVESTING ACTIVITIES
Purchase of property and equipment                                             (93,402)      (949,199)
Cash paid for affiliations                                                     (50,000)      (831,231)
Cash paid for affiliation costs                                                              (406,097)
Increase in restricted cash                                                 (1,106,290)
Increase in deferred acquisition costs                                                       (657,632)
                                                                          -------------  -------------
Net cash used in investing activities                                       (1,249,692)    (2,844,159)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs                  186,440     28,864,362
Proceeds from note payable                                                                  3,500,000
Decrease in deferred financing costs                                                           18,196
Payments on note payable                                                                   (3,500,000)
Payments on capital lease obligations                                                        (207,705)
Cash paid for debt issuance cost                                                             (331,148)
                                                                          -------------  -------------
Net cash provided by financing activities                                      186,440     28,343,705

Net decrease in cash and cash equivalents                                   (9,039,835)   (19,608,383)
Cash and cash equivalents at beginning of period                             8,782,019        136,926
                                                                          -------------  -------------
Cash and cash equivalents at end of period                                $   (257,817)  $ 19,745,309
                                                                          =============  =============

See accompanying notes to unaudited financial statements and management's discussion and analysis of financial condition and results of operations.

                         Physicians Quality Care, Inc.

                    Notes to Unaudited Financial Statements
                    Six Months Ended June 30, 1998 and 1997

(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of Physicians Quality Care, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and in accordance with Rule 10-01 of Regulation S-X.

     In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of results for the full year.

     These unaudited financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended (No. 333-26137), and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

(2)  Net Loss Per Common Share
     -------------------------

     Net loss per share of common stock is computed by dividing the net loss available to common stock by the weighted-average number of shares of common and common equivalent shares outstanding during each period presented. The net loss available to common stock for the three and six months ended June 30, 1998 and June 30, 1997 reflect the accretion of common stock subject to put to fair value at those respective balance sheet dates. The effect of options and warrants is not considered as it would be antidilutive. Fully diluted loss per share is not presented because the effect would be antidilutive.

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for both interim and annual periods ending after December 31, 1997 and requires restatement of all prior period EPS data. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has applied this standard in 1997 and 1998.

(3)  Pending Accounting Standards
     ----------------------------

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for public companies to report information about operating segments in financial statements and supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. SFAS No. 130 and SFAS No. 131 are effective for the Company in 1998. The Company does not believe the adoption of these Statements will have a significant effect on its financial statements.

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

(4)  Contingency
     -----------

     On June 12, 1997, Jay N. Greenberg, a founder and former executive vice president of the Company, filed a complaint against the Company in Massachusetts state court seeking damages of $1.4 million and a declaratory judgment that 843,750 of the shares registered in Mr. Greenberg's name (out of 1,012,500 shares of Class A Common Stock originally granted to Mr. Greenberg) have "vested" under his Employment Agreement. The Company and Mr. Greenberg entered into a Settlement Agreement in April 1998 pursuant to which the Company confirmed Mr. Greenberg's ownership of 1,012,500 shares of Class A Common Stock and Mr. Greenberg granted the Company an option to purchase all of such shares. The purchase price is $1.3 million and increases (commencing October 1997) by $25,000 for each three month period thereafter. The Company's purchase option expires on the earlier of (i) October 14, 1999, (ii) upon a public offering of the capital stock of the Company, or (iii) a change in control. No damages were awarded and mutual releases were granted.

(5)  LETTER OF CREDIT
     ----------------
     In connection with the October 1997 acquisition of a 50% interest in TLC Management Company, a medical management company ("TLC"), and a 50% interest in Total Quality Practice Management, Inc., a practice management company providing Medicare risk management services ("Total Quality"), the Company issued a $1.0 million letter of credit in April 1998. In connection with this letter of credit, the Company is required to maintain a cash balance of $1 million which is included under the caption "restricted cash" on the balance sheet.

(6)  Subsequent Event
     -----------------
     On July 15, 1998, the Company issued 2,461,538 shares of Class L Common Stock to certain institutional investors pursuant to a Class L Common Stock Purchase Agreement. The purchase price was $3.25 for each share of Class L Common Stock for an aggregate purchase price of approximately $8,000,000. In connection with such transaction the rights of the Class B Common Stock in a liquidation were amended to rank prior to the Class A Common Stock and on an equal basis with the Class C Common Stock. The exercise price of the outstanding Class B and Class C Common Stock warrants were reduced by $2.00 per share to $0.50 and $1.25 per share respectively. No distribution, whether as a dividend, upon liquidation or otherwise, may be made on any other class of Common Stock until the holders of the Class L Common Stock have received dividends or distributions equal to the purchase price of the Class L Common Stock plus an additional 12% per annum. In connection with the Class L Common Stock financing, the Company's Shareholders approved a Restated Certificate of Incorporation. The Restated Certificate limits any distribution on capital stock that constitutes a taxable distribution.

     The Class L Common Stock automatically converts into Class A Common Stock upon the occurrence of a public offering that satisfy certain criteria, upon a merger, consolidation, liquidation or winding up of the Company or a sale or other transfer of all or substantially all of the Company's assets, or certain other conditions brought about by partial redemption of Class L Common Stock. The Class L Common Stock is also convertible at any time at the option of the holder.

     The number of shares of Class A Common Stock into which the Class L
Common Stock is convertible is determined according to a formula and is based on the value of Class A Common Stock issued pursuant to a realization event. The number of shares of Class A Common Stock issuable upon conversion (assuming no accrued and unpaid dividends) ranges between 4,923,007 and 12,603,077.

     The proceeds of the sale of Class L Common Stock will be used for working capital and other corporate purposes.

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

OVERVIEW

     The Company is affiliated with and operates multi-specialty medical practice groups. The first physician affiliation was completed on August 30, 1996 with 32 physicians in the Springfield, Massachusetts area (the "Springfield Affiliated Group"). On December 11, 1996 the Company consummated the affiliation with Flagship Health, P.A., a Maryland professional association ("Flagship," and together with Flagship II, the "Flagship Affiliated Group"), which consisted of 59 physicians in the Baltimore, Maryland area. On December 1, 1997, the Company entered into a long term affiliation agreement with a physician practice consisting of 58 physicians in the Baltimore, Maryland area. Additional physicians have been subsequently added to the Springfield Affiliated Group and the Flagship Affiliated Group (the "Affiliated Groups") during 1997 and 1998. In connection with the affiliation transactions, the assets and liabilities of the physician practices were transferred to newly formed professional corporations ("PCs") or professional associations ("PAs") affiliated with the Company. The Company is working with these groups of physicians to improve operating practices and to obtain managed care contracts. On October 24, 1997, the Company acquired a 50% interest in Total Life
Care, a medical management company based in Atlanta, Georgia.

     As of June 30, 1998, the Company had affiliations or independent provider association ("IPA") arrangements with the following physicians:


                                      Maryland   Massachusetts  Georgia
                                      ---------  -------------- --------
Affiliated Physicians:
  Primary Care                           102          27             0
  Specialist                              50          13             0
                                         ---         ---           ---
Total:                                   152          40             0

IPA Physicians:                            0           0           334*


* Reflects number of physicians in the IPA network in which the Company has a 50% interest.

     Under the Company's contractual arrangements with its Affiliated Groups, the Company can improve its management fee revenues by increasing the patient care revenue of its Affiliated Groups, through improved billing and operating efficiency, additional patient encounters, increased capitated revenues and controlling the expenses of Affiliated Groups. To the extent that patient revenue increases at a greater rate than practice expenses, the Company's management fee will increase. Conversely, if PQC is not able to control practice expenses or assist the Affiliated Groups in increasing patient care revenue, the Company will earn no or only a limited management fee. Under the arrangements with the physicians formally associated with Clinical Associates, P.A. (which became effective on December 1, 1997) the Company earns a fee based, in part, upon increases in billings, net of bad debts and discounts, above historical levels, and a reduction in the percentage of revenue needed to pay practice expense. While this structure causes the Company's management fee not to be as dependent upon controlling practice expenses, the Company believes that both increased revenues depend upon affiliated physicians being motivated by competitive levels of compensation.

     The Company's and its Affiliated Groups revenues are derived from governmental programs, managed care payors and traditional fee-for service arrangements. The following table sets forth the approximate percentage of the revenues received by the practices that were affiliated with the Company at and during the three month period ended June 30, 1998:

       Fee for Service Contracts            49%
       Medicare                             22%
       Capitated Managed Care Contracts     27%
       Medicaid and Other                    2%
                                           ---
                                           100%
                                           ===

RESULTS OF OPERATIONS:

Three Months ended June 30, 1998 and June 30, 1997

     Net patient revenues of affiliated practices were $20.6 million for the three months ended June 30, 1998 compared to $10.7 million for the same period a year ago. The increase of $9.9 million in net revenues was primarily due to the Flagship II affiliation in December, 1997. Capitated managed care contracts were 27% of revenues for the three months ended June 30, 1998 compared to 9% for the three months ended June 30, 1997. Capitated contracts have increased as a source of revenue in 1998 due to the Flagship II affiliation.

     Amounts retained by physician groups, which represents physician salaries and benefits, increased $1.6 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This is primarily due to the increase in affiliated physicians from 1997 to 1998. As a percentage of net patient service revenues, amounts retained by physician groups was 26% for the three months ended June 30, 1998 compared to 35% for the three months ended June 30, 1997. This was primarily due to the Flagship II affiliation which has a lower physician compensation ratio to net revenues than the prior affiliations.

     Nonphysician salaries and benefits, which represents salaries and benefits for physician practice staff increased by $3.7 million to $6.8 million for the three months ended June 30, 1998 from $3.1 for the three months ended June 30, 1997. As a percentage of net patient service revenues, Nonphysician salaries and benefits was 33% for the three months ended June 30, 1998 compared to 29% for the three months ended June 30, 1997. Other practice expenses, which represent all other physician practice expenses, increased $4.3 million and as a percentage of net revenue to 35% for the three months ended June 30, 1998 compared to 27% for the three months ended June 30, 1997. The increase in Nonphysician salaries and benefits and other practice expenses is primarily a result of the Flagship II affiliation which has higher infrastructure expenses. The infrastructure expenses include outside services and administrative costs associated with capitated managed care contracts.

     Corporate and regional expenses increased $827,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This increase was due to the hiring of corporate and regional staff and related expenses to support the affiliated practices. Corporate and regional expenses were 10% of revenues for the three months ended June 30, 1998 compared to 12% for the three months ended June 30, 1997.

     Depreciation and amortization expense was $843,000 for the three months ended June 30, 1998 compared to $617,000 for the three months ended June 30, 1997. The increase was due to the Flagship II affiliation completed in December 1997 and is primarily related to the amortization of intangible assets from the affiliation transactions.

     Provisions for bad debt expense increased by $496,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 and increased as a percentage of net revenue to 4% from 3% for the same periods. The increases in provisions for bad debts is due to the provisions for Flagship II affiliation and patient mix compared to prior affiliations.

     Interest income increased for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to a higher level of invested cash over the entire period.

     Loss in investment for the three months ended June 30, 1998 was $190,000. The Company acquired a 50% interest in Total Life Care on October 24, 1997 and has accounted for the transaction using the equity method.

 Six Months ended June 30, 1998 and June 30, 1997

     Net patient revenues of affiliated practices for the six months ended June 30, 1998 were $41.8 million compared to $21.2 million for the same period a year ago. The increase of $20.6 million in net revenues was primarily due to the Flagship II affiliation. Capitated managed care contracts were 27% of revenues for the six months ended June 30, 1998 compared to 9% for the six months ended June 30, 1997. Capitated contracts have increased as a source of revenue in 1998 due to the Flagship II affiliation.

     Amounts retained by physician groups, which represents physician salaries and benefits, increased $4.5 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This is primarily due to the increase in affiliated physicians from 1997 to 1998. As a percentage of net patient service revenues, amounts retained by physician groups was 29% for the six months ended June 30, 1998 compared to 35% for the six months ended June 30, 1997. This was primarily due to the Flagship II affiliation which has a lower physician compensation ratio to net revenues than the prior affiliations.

     Nonphysician salaries and benefits, which represent salaries and benefits for physician practice staff increased by $7.4 million to $13.6 million for the six months ended June 30, 1998 from $6.2 million for the six months ended June 30, 1997. As a percentage of net patient service revenues, Nonphysician salaries and benefits was 33% for the six months ended June 30, 1998 compared to 29% for the six months ended June 30, 1997. Other practice expenses, which represent all other physician practice expenses, increased $7.7 million and as a percentage of net revenue to 32% for the six months ended June 30, 1998 compared to 27% for the six months ended June 30, 1997. The increase in Nonphysician salaries and benefits and other practice expenses is primarily a result of the Flagship II affiliation which has higher infrastructure expenses. The infrastructure expenses include outside services and administrative costs associated with capitated managed care contracts.

     Corporate and regional expenses increased $1.5 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This increase was due to the hiring of corporate and regional staff and related expenses to support the affiliated practices. Corporate and regional expenses were 10% of revenues for the six months ended June 30, 1998 compared to 13% for the six months ended June 30, 1997.

     Depreciation and amortization expense was $1.5 million for the six months ended June 30, 1998 compared to $958,000 for the six months ended June 30, 1997. The increase was due to the Flagship II affiliation completed in December 1997 and is primarily related to the amortization of intangible assets from the affiliation transactions.

     Provisions for bad debts increased by $911,000 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 and increased as a percentage of net revenue to 3.5% from 2.6% for the same periods. The increases in provisions for bad debts is due to the Flagship II affiliation and patient mix compared to prior affiliations.

     Interest income increased for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due to a higher level of invested cash over the entire period.

     Loss in investment for the six months ended June 30, 1998 was $323,000. The Company acquired a 50% interest in Total Life Care on October 24, 1997 and has accounted for the transaction using the equity method.

 LIQUIDITY AND CAPITAL RESOURCES:

     Principal capital requirements include payments for affiliation transactions, related transaction costs, working capital requirements, and the funding of operating losses. The Company anticipates that its liquidity and capital requirements will be the same for the short-term and long-term. The Company has incurred significant operating losses to date and does not have operating cash flow to fund further losses. The principal sources of capital have been the issuance of Class B, Class C, and Class L Common Stock to institutional investors, and the issuance of Class A Common Stock to private investors. Capital expenditures are expected to be $2 million for 1998. There can be no assurance that the institutional investors, who have previously been a source of capital, will continue to fund the operations through the purchase of additional equity.

     Working capital existing at the date of the affiliation transactions has been retained in the affiliated groups. Additional working capital is required to fund growth and manage accounts receivable fluctuations. The affiliated groups had net accounts receivable of $14.4 million at June 30, 1998 compared to $11.9 million at December 31, 1997. The $2.5 million increase in accounts receivable is due to billing delays caused by system conversions. Management believes that the increases are temporary and anticipates that the system conversions will be completed by December 31, 1998.

     During 1998 and 1997 the Company paid an aggregate consideration of $1.5 and $23.6 million, respectively, in connection with affiliation transactions. Of that amount $50,000 in 1998 and $7.8 million in 1997 was paid in cash and $1.5 million in 1998 and $15.8 million in 1997 was paid in Class A Common Stock. The majority of the consideration has been ascribed to intangible assets.

     As of June 30, 1998, intangible assets net of amortization costs, represented $54 million of the total assets of $70 million. The Company is amortizing the intangible assets over 25 years.

     Continuing operating losses, working capital requirements and other expenditures caused the company to experience a net reduction in cash and cash equivalents of $9 million during the six months ended June 30, 1998. As a result of such reduction in working capital, the Company had a negative balance of unrestricted cash of ($258,000) at June 30, 1998 and its current assets at such date were principally composed of amounts due from affiliated physician practices. Delays in billings and collections at the affiliated practices due principally to systems conversions contributed to the decrease in cash and the increase in amounts due from affiliates. While the Company is addressing the billing and collection problems at the affiliated practice, the Company faced a serious shortfall in working capital. To address this problem and to fund its operations and growth, the Company issued 2,461,538 shares of Class L Common Stock to certain institutional investors pursuant to a Class L Common Stock Purchase Agreement. The purchase price was $3.25 for each share of Class L Common Stock for an aggregate purchase price of approximately $8 million. In connection with such transaction the rights of the Class B Common Stock in a liquidation were amended to rank prior to the Class A Common Stock and on an equal basis with the Class C Common Stock. The exercise price of the outstanding Class B and Class C Common Stock warrants were reduced by $2.00 per share to $0.50 and $1.25 per share respectively. While the Company believes that the proceeds from the Class L Common Stock financing will be sufficient to fund the Company's operations for the current year, the Company will continue periodically to experience shortfalls in working capital unless it is able to generate a positive cash follow from its operations. There can be no assurance that additional equity financing will be available in the future from the institutional investors in the Company or other sources.

     Of the common stock outstanding at June 30, 1998, 18,604,136 shares of Class A Common are subject to a put option which provided for the purchase of the shares at fair value upon the death of the holder. In addition, 1,029,749 shares are subject to a fair value put option back to the Company at the later of the physician shareholder's retirement or June 1998. These Class A Common Shares have been recorded at fair value on the accompanying balance sheet. Under the stockholder agreements as of December 31, 1997, the Company has the right to repurchase 15,471,063 shares of Class A Common Stock for fair value if the physician shareholder's termination of employment is without cause or is by resignation, and for the lower of cost or fair value if termination is with cause. The terms of such repurchase provisions may not permit the Company to fully recover its physician affiliation payments or reflect the cost of affiliation transactions at the time of termination. To date, no physician shareholder has terminated an employment agreement or repurchased any practice assets. All of the put and call provisions expire on the completion of an initial public offering with net proceeds of $50 million and which meets certain other criteria. In addition, the Flagship II physicians have the right to require the Company to repurchase through a five year non-interest bearing note
4.8 million shares of Class A Common Stock at $3.00 per share if the Company has not completed an initial public offering prior to December 1, 2001. The Class A Common Stock is subject to a number of restrictions in the stockholder agreements and will not trade until the occurrence of an offering. The Company has not recorded a compensation expense for these puts and calls and believes it is a nonpublic entity for compensation accounting purposes.

IMPACT OF YEAR 2000

     The Company is aware of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fall.

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

     The Company has no committed external sources of capital. Without the consent of the director elected by the stockholders of the Class B-1 Common Stock (the "Class B-1 Director"), the director elected by the stockholders of the Class B-2 Common Stock (the "Class B-2 Director," and together with the Class B-1 Director of the "Class B Directors") and the directors elected by the holders of Class C Common Stock (the "Class C Directors"), the Company may not obtain additional financing through external borrowings or the issuance of additional securities. The issuance of additional capital stock could have an adverse effect on the value of the shares of common stock held by the existing stockholders. There can be no assurance that the Class B Directors and Class C Directors will approve such capital raising activities or that the Company will be able to raise additional capital when needed on satisfactory terms or at all. In July 1998, the Company issued 2,461,538 shares of Class L Common Stock for an aggregate consideration of $8 million to finance the Company's working capital shortfall and its ongoing operations. Because of the Company's working capital requirements and operating losses, as well as a general change in the market valuation of physician management companies, the terms of the Class L Common Stock financing were less favorable to the Company than its prior institutional offerings. If the Company is not able to eliminate its operating losses, the Company will need additional working capital in the future. Additional capital may also be needed to finance the expansion of the Company's operations. The Company may not be able to obtain such additional financing when needed or may not be able to do so on favorable terms. The failure to obtain additional financing when needed and on appropriate terms could have a material adverse effect on the Company.

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

     Dependence upon Affiliated Medical Practices

     Although the Company does not and will not employ physicians or control the medical aspects of the practices of the physicians employed by the Springfield Affiliated Group, the Flagship Affiliated Group or similar Affiliated Groups, the Company's revenue and profitability are directly dependent on the revenue generated by the operation and performance of and referrals among the affiliated medical practices. The compensation to the Company under its Services Agreements with the Affiliated Groups is based upon a percentage of the profits of revenues generated by the Affiliated Groups' practices with a substantial portion of the profits or revenues being allocated to the physicians until threshold levels of income or revenues, based upon the physicians' historical compensation or billings, are achieved. Accordingly, the performance of affiliated physicians affected the Company's profitability and the success of the Company depends, in part, upon an increase in net revenues from the practice of affiliated physicians compared to historical levels. The inability of the Company's Affiliated Groups to attract and retain patients, to manage patient care effectively and to generate sufficient revenue or a material decrease in the revenues of the Affiliated Groups would have a material adverse effect on the financial performance of the Company. To the extent that the physicians affiliated with the Company are concentrated in a limited number of target markets, as is currently the case in western Massachusetts and Maryland, deterioration in the economies of such markets could have a material adverse effect upon the Company.

     Risks Related to Expansion of Operations

     Integration Risks. The Company has completed affiliation transactions with the Springfield Affiliated Group and the Flagship Affiliated Group, and is seeking to enter into Affiliates with additional physicians. In the Springfield and Greater Baltimore-Annapolis areas and in other potential affiliation markets, the Company is integrating physician practice groups that have previously operated independently. The Company is still in the process of integrating its affiliated practices. The Company may encounter difficulties in integrating the operations of such physician practice groups and the benefits expected from such affiliations may not be realized. Any delays or unexpected cots incurred in connection with integrating such operations could have an adverse effect on the Company's business, operating results or financial condition.

     While each Affiliation conforms to PQC's overall business plan, the profitability, location and culture of the physician practices that have been combined into Affiliated Groups are different in come respects. PQC's management faces a significant challenge in its efforts to integrate and expand the business of the Affiliated Groups. Because of limited working capital and operating losses, the Company has recently reduced the size of its corporate staff. While intended to improve the efficiency and cost of its operations, such reduction may also make it more difficult for the Company to manage it operations and growth. The need for management to focus upon such integration and future Affiliations may limit resources available for the day-to-day management of the Company's business. While management of the Company believes that the combination of these practices will serve to strengthen the Company, there can be no assurance that management's efforts to integrate the operations of the Company will be successful. The profitability of the Company is largely dependent on its ability to develop and integrate networks of physicians from the affiliated practices, to manage and control costs and to realize economies of scale. There can be no assurance that there will not be substantial costs associated with such activities or that there will not be other material adverse effects on the financial results of the Company as a result of these integration and affiliation activities.

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

     Need to Hire and Retain Additional Physicians

     The success of the Company is dependent upon its ability to affiliate with a significant number of qualified physicians and the willingness of such affiliated physicians to maintain and enhance the productivity of their practices following affiliation with PQC. The market for affiliation with physicians is highly competitive, and the Company expects this competition to increase. The Company competes for physician affiliations with many other entities, some of which have substantially greater resources, greater name recognition and a longer operating history than the Company and some of which offer alternative affiliation strategies which the Company may not be able to offer. In addition, under current law the Company has no or only limited ability to enforce restrictive covenants in the employment agreements with the physicians with whom the Company affiliates. The Company is subject to the risk that physicians who receive affiliation payments may discontinue such affiliation with the Company, resulting in a significant loss to the Company and decrease in the patient base associated with the such affiliated physicians. There can be no assurance that PQC will be able to attract and retain a sufficient number of qualified physicians. If the Company were unable to affiliate with an retain a sufficient number of physicians, the Company's operating results and financial condition would be materially adversely affected. A material increase in costs of affiliations could also adversely affect PQC and its stockholders.

     Risk of Inability to Manage Expanding Operations

     The Company is seeking to expand its operations rapidly, which, if successful, will create significant demands on the Company's administrative, operational and financial personnel and systems. There can be no assurance that the Company's systems, procedures, controls and staffing will be adequate to support the proposed expansion of the Company's operations. Because of limited working capital and operating losses, the Company has recently reduced the size of its corporate staff. While intended to improve the efficiency and cost of its operations, such reduction may also make it more difficult for the Company to manage it operations and growth. The Company's future operating results will substantially depend on the ability of its officers and key employees to integrate the management of the Affiliated Groups, to implement and improve operational, financial control and reporting systems and to manage changing business conditions.

     Dependence Upon the Growth of Numbers of Covered Lives

     The Company is also largely dependent on the continued increase in the number of covered lives under managed care and capitate contracts. This growth may come from affiliation with additional physicians, increased enrollment with managed care payors currently contracting with the Affiliated Groups and additional agreements with managed care payors. A decline in covered lives or an inability to increase the number of covered lives under contractual arrangement with managed care or capitated payors could have a material adverse effect on the operating results and financial condition of the Company.

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

     While physicians often purchase reinsurance to cover some of the actuarial risk associated with high risk patients, such insurance typically does not apply with respect to the risk of over-utilization until a relatively high level of aggregate claims has been experienced and therefore does not completely protect against any capitation risk assumed. If over-utilization occurs with respect to a given physician's enrollees (or the physician's panel of enrollees includes a disproportionate share of high risk patients not covered by reinsurance), the physician is typically penalized by failing to receive some or all of the physician's compensation under the contract that is contingent upon the attainment of negotiated financial targets, or the physician may be required to reimburse the payor for excess costs. In addition, a physician may be liable for over-utilization by other physicians in the same "risk pool" and for utilization of ancillary, in-patient hospital and other services when the physician has agreed contractually to manage the use of those services. Except for a small amount of coverage maintained by Flagship, neither the Company nor the Affiliated Groups currently maintain any reinsurance arrangement and, to date, the Affiliated Groups have not experienced losses from participation in risk pools or incurred any material penalties or obligations with respect to excess costs under capitated contracts. The Company is pursuing a strategy of seeking increased participation in capitated contracts for all of its affiliated physicians. As the percentage of the Company's revenues derived from capitated contracts increases, the risk of the Company experiencing losses under capitated contracts increases. As the revenues from capitated contracts become of increasing importance to PQC and its Affiliated Groups, the Company will review the financial attractiveness of reinsurance arrangements.

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

     Risks of Changes in Payment for Medical Services

     The profitability of the Company may be adversely affected by Medicare and Medicaid regulations, cost containment decisions of third party payors and other payment factors over which PQC and its Affiliated Groups have no control. The federal Medicare program has undergone significant legislative and regulatory changes in the reimbursement and fraud and abuse areas, including the adoption of the resource-based relative value scale schedule for physician compensation under Medicare, which may have a negative impact on PQC's revenue. Efforts to control the cost of healthcare services are increasing. PQC's Affiliated Groups contract with provider networks, managed care organization and other organized healthcare systems, which often provided fixed fee schedules or capitation payment arrangements which are lower than standard charges. Future profitability in the changing healthcare environment, with differing methods of payment for medical services, is likely to be affected significantly by management of healthcare costs, pricing of services and agreements with payors. Because PQC derives its revenues generated by its affiliated physician groups, further reductions in payment to physicians generally or other changes in payment for healthcare services could have an adverse effect on the Company.

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

     Certain Federal Income Tax Considerations

     Physician groups which operated as PCs in Springfield prior to affiliating with the Company were merged into the Springfield Affiliated Group, with stockholders of each PC receiving shares of Class A Common Stock of the Company and cash in exchange for their capital stock in the PC. Physician groups which operated as PAs in the greater Baltimore-Annapolis area prior to affiliating with the Company were similarly merged into the Flagship Affiliated Group, with stockholders of each PA receiving shares of Class A Common Stock of the Company and cash in exchange for their capital stock in the PA. Each such merger is intended to qualify as a "reorganization" under Section 368(a) of the Internal Revenue Code of 1986, as amended, in which case no gain or loss would generally be recognized by the PC or PA or the stockholders (other than as cash received) of the PC or PA. The Company has not sought or obtained a ruling form the Internal Revenue Service or an opinion of counsel with respect to the tax treatment of the mergers of PCs or PAs into the Springfield or Flagship Affiliated Groups. The Company does not believe that the Internal Revenue Service is issuing rulings at this time on transactions using the Company's affiliation structure. If a merger were not to so qualify, the exchange of shares would be taxable to the stockholders of the PC or PA, and the consideration (net of asset basis) issued in connection with the merger would be taxable to the Affiliated Group into which such PC or PA was merged. Because of such tax liability, failure of a merger or mergers to qualify as tax-free reorganizations could have a material adverse effect on the applicable Affiliated Group and the Company. Also, the inability to structure future Affiliations on a tax-deferred basis may adversely affect the Company's ability to attract additional physicians.

     New Management; Dependence on Key Personnel

     The current management structure and the senior management team of the Company have been in place for a relatively short time. The Company's future success depends, in large part, on the continued service of its senior management team, including Jerilyn P. Asher, the Chief Executive Officer, and Eugene M. Bullis, Senior Vice President and Chief Financial Officer, and the PQC's ability to continue to attract, motivate and retain highly qualified senior management and employees. The Company has employment agreements with Ms. Asher and Mr. Bullis. The Company does not maintain key person life insurance with respect to Ms. Asher or Mr. Bullis. As a development stage company, PQC has experienced some turnover in staff, including two of the founding officers. Although the Company has entered into employment agreements with certain of its other executives that contain covenants not to compete with the Company, there can be no assurance that the Company will be able to retain such key executives or its senior managers and employees. The inability to hire and retain qualified personnel or the loss of the services of personnel could have a material adverse effect upon the Company's business and future business prospects.

     Risk of the Unavailability of the Equity Facility

     The remaining amount under the Class B and Class C Stock Purchase Agreement (the "Equity Facility") with certain institutional investors ("Institutional Investors") is only available with the consent of the Institutional Investors and there can be no assurance that the Institutional Investors will be willing to provide additional capital when needed by the Company. The Equity Facility and the Class L Common Stock Purchase Agreement also restrict the sources of capital available to the Company without the consent of the Institutional Investors. Except for the Equity Facility, the Company has no committed external sources of capital. Except with the consent of the director elected by the Institutional Investors, the Company may not obtain additional financing through external borrowings or the issuance of additional securities. The Institutional Investors also have received warrants to purchase a substantial number of shares of Class A Common Stock. These warrants, as amended in connection with the Class L Common Stock financing, are exercisable at $.50 or $1.25 per share, which exercise price may be substantially below the fair market value of the Class A Common Stock at the time of exercise. In addition, the Class L Common Stock is convertible into Class A Common Stock on the basis of a formula, which would, as of July 15, 1998, result in conversion at least equal to two shares of Class A Common Stock for each share of Class L Common Stock. Any additional equity issuance could have an adverse effect on the value of the shares of Class A Common Stock held by the then existing stockholders.

     Risks from Put and Other Rights Held by Certain Stockholders

     Each physician and management stockholder who is a party to the Stockholders Agreement, dated as of August 30, 1996 (the "Stockholder's Agreement"), has the right to require PQC to purchase the Common Stock owned by such stockholder at fair market value upon their death or disability. Pursuant to the Stockholders Agreement, fair market value, as determined by the Board of Directors, reflects and arm's length private sale. In determining the fair market value, the Board is to consider recent arm's length sales by the Company and the stockholders, as well as other factors considered relevant. While the Stockholders Agreement does not limit the Board's discretion, such other factors may include changes, since the last arm's length sale, in the Company's financial conditions or prospects and any valuation studies conducted by management of the Company or independent valuation experts. Under the Stockholder Agreement, the Board is not permitted to discount the fair market value of the Common Stock to reflect the fact that the Common Stock being sold constitutes less than a majority of the outstanding shares. The put option is only triggered by death or disability (and in a few instances retirement) and will terminate upon the completion of a public offering which results in at least $50.0 million in gross revenues to the Company and which meets certain other criteria. The physicians affiliated with Clinical Associates have the right to require the Company to repurchase their Common Stock at $3.00 per share (in the form of a five-year, non-interest bearing note) in the event that the Company has not completed an underwritten initial public offering before December 1, 2001. The exercise of such right could have a material adverse effect upon the Company. To the extent that the "put options" are likely to be exercised, the Company expects to fund such repurchases from working capital, the Equity Facility or other sources.

     Amortization of Intangible Assets

     In connection with its affiliations, the Company has recorded, and is expected to continue to record, a significant amount of intangible assets as the consideration paid to physicians exceeds the value of the practice assets. At December 31, 1997, the Company had intangible assets of approximately $57.3 million reflected on its balance sheet as long-term affiliation agreements. The Company amortizes such intangible assets over a 25-year period. See the Notes to the Company's Financial Statements. The amortization of these intangible assets, while not affecting the Company's cash flow, has an ongoing negative impact upon the Company's earnings. Amortization of intangible assets contributed approximately $1,292,000 to the Company's net loss of $5.7 million during the year ended December 31, 1997 and $957,000 to the Company's loss of $4.6 million during the six months ended June 30, 1998.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On June 12, 1997, Jay N. Greenberg, a founder and former executive vice president of the Company, filed a complaint against the Company in Massachusetts state court seeking damages of $1.4 million and a declaratory judgment that 843,750 of the shares registered in Mr. Greenberg's name (out of 1,012,500 shares of Class A Common Stock originally granted to Mr. Greenberg) have "vested" under this Employment Agreement. The Company and Mr. Greenberg entered into a Settlement Agreement in April 1998 pursuant to which the Company confirmed Mr. Greenberg granted the Company an option to purchase all of such shares. The purchase price is $1.3 million and increases (commencing effective October 1997) by $25,000 each three-month period. The option expires on the earlier of (i) October 14, 1999, (ii) upon a public offering of the capital stock of the Company, or (iii) a change in control. No damages were awarded and mutual releases were granted.

ITEM 5.  OTHER INFORMATION

     To address its liquidity needs, the Company issued 2,461,538 shares of Class L Common Stock to the investors in Class C Common Stock. The purchase price was $3.25 for each share of Class L Common Stock for an aggregate purchase price of approximately $8,000,000. The terms of this round of financing are less favorable to the Company than the Class C Common Stock financing in June 1997 reflecting the Company's current operating deficits and a general downward valuation of physician practice management companies ("PPMs") in the marketplace.

     No distribution, whether as a dividend, upon liquidation or otherwise, may be made on any other class of Common Stock until the holders of the Class L Common Stock have received dividends or distributions equal to the purchase price of the Class L Common Stock plus an amount sufficient to generate an internal rate of return thereon equal to 12% per annum (compounded). The Restated Certificate also limits any distributions on capital stock that constituted a taxable distribution.

     The Class L Common Stock is a new class of Common Stock. The Class L Common Stock automatically converts into Class A Common Stock upon the occurrence of
(i) a Qualified Public Offering (as defined in the Restated Certificate), (ii) upon a merger, consolidation, liquidation or winding up of the Company or a sale or other transfer of all or substantially all of the Company's assets, or (iii) if less than 30% of the shares of Class L Common Stock issued in the transaction remain outstanding, subject, in each case, to approval of two thirds of the Class B and C Directors, voting as a single class. The Class L Common Stock is also convertible a any time at the option of the holder.

     The number of shares of Class A Common Stock into which the Class L Common Stock is convertible is determined pursuant to the formula set forth below. Based on that formula and assuming no Class L Adjustment, each share of Class L Common Stock is initially convertible into two shares of Class A Common Stock. If the full Class L Adjustment is assumed, the Class L Common Stock is initially convertible into approximately 5 shares of Class A Common Stock. The Class L Adjustment is made if the Company's Common Stock does not achieve certain valuations upon a Public Offering or Realization Event.

     The Class L Conversion Factor (see the Restated Certificate for the meaning of capitalized terms) is determined as follows:

[Class L Conversion Constant] + [the quotient obtained by dividing the Remaining Class L Minimum Payment Amount by the Applicable Price per share] + [the Class L Adjustment].

The Class L Conversion Constant is initially 1 and is adjusted in the event of a stock split or similar event.

     The Remaining Class L Minimum Amount is equal to the Investors' initial investment in the Class L Common Stock plus an amount sufficient to generate an internal rate of return equal to 12% per annum (Compounded).

     Applicable Price per Share means, (a) upon the Public Offering, the Public Offering Price, (b) at the time of any Realization Event, a fraction, the numerator of which is the excess, if any, of (i) the aggregate value of all Common Stock of the Company over (ii) the aggregate Remaining Class L
Minimum Payment Amount with respect to all shares of Class L Common Stock outstanding and the denominator of which is the aggregate number of shares of Common Stock, (c) at any other time after the Public Offering Time, the Public Trading Price, and (d) in connection with any optional conversion of Class L Common Stock, the Public Trading Price, if at such time the Class A Common Stock is listed on a national securities exchange or traded in the Nasdaq Stock Market, and, if the Class A Common Stock is not so listed or traded, the greater of $3.25 per share and the fair market value of each share of Class A Common Stock as determined in good faith by the Board of Directors.

     The Class L Adjustment is an adjustment to the Class L Conversion Factor upon the earlier to occur (but only upon the occurrence) of (x) a Realization Event (i.e., a merger, liquidation or winding up of the Company or a sale of all or substantially all of its assets) and (y) a public offering. In either such event, the Class L Conversion Factor is increased by a number equal to, (i) if the Public Offering Price or the amount distributed to the holders of Class L Common Stock in such liquidation (together with all prior distributions with respect to such Class L Common Stock) (the "Class L Value") is equal to or more than $6.75 per share, 0, (ii) if the Class L Value is equal to or less than $3.50 per share, 3.12, and (iii) if the Class L Value is less than $6.75 per share and equal to or greater than $3.50 per share, 0.0096 for each $0.01 that the Class L Value is less than $6.75.

     Certain provisions of the outstanding Class B Common Stock and Class B and C Common Stock Warrants were amended in connection with the Class L financing. The rights of the Class B Common Stock were amended so that the Class B Common Stock ranks in parity with the Class C Common Stock in the event of liquidation. Consequently, in the event of a liquidation, the assets of the Company would first be used to pay the holders of Class L Common Stock $3.25 per share plus a cumulative 12% return per annum; the remaining assets, if any, would be used to pay the holders of Class C Common Stock and Class B Common Stock the greater of $3.25 and $2.50, respectively, per share and the amount that those shares would receive if converted to Class A Common Stock. If any assets remain after those distributions, they would be available for distribution to the holders of Class A Common Stock and Class L Common Stock.

     The outstanding warrants to purchase Class C and B Common Stock were also repriced. The exercise price on the Class B Common Stock Warrants was reduced from $2.50 to $0.50. The exercise price on the Class C Common Stock Warrants was reduced from $3.25 to $1.25.

     The By-laws of the Company provide that the Board of Directors consists of 13 members. Currently there is one vacancy on the Board and twelve Board members. Of those members, affiliates of Bain Capital have the right to appoint two members and ABS Capital Partners II had the right to appoint one member.
The composition of the Board was amended to provide that ABS Capital Partners II has the right to appoint two members to the Board of Directors. The members of the Board appointed by affiliates of Bain Capital and ABS Capital Partners II have certain superior voting rights.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (A) EXHIBITS

      Exhibit Index
     3.1  Amended and Restated Articles of Incorporation
     3.2  Amended and Restated By-Laws
     10.1 Class L Common Stock Purchase Agreement
     10.2 Employment Agreement between the Company and Dana Frank, M.D.
     10.3 Employment Agreement between the Company and Alphonse Calvanese , M.D.
     10.4 Employment Agreement between the Company and Eugene M. Bullis
     10.5 Amendment No. 3 to Stockholders Agreement
     27   Financial Data Schedule

  (B)    REPORTS ON FORM 8-K:  None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: August 14, 1998           PHYSICIANS QUALITY CARE, INC.



                                          By: /s/ Eugene M. Bullis
                                             ---------------------------------
                                             Eugene M. Bullis
                                             Chief Financial Officer
                                             and Senior Vice President

                                 EXHIBIT INDEX

Exhibits
--------

3.1       Amended and Restated Articles of Incorporation
3.2       Amended and Restated By-Laws
10.1      Class L Common Stock Purchase Agreement
10.2      Employment Agreement between the Company and Dana Frank, M.D.
10.3      Employment Agreement between the Company and Alphonse Calvanese, M.D.
10.4      Employment Agreement between the Company and Eugene M. Bullis
10.5      Amendment No. 3 to Stockholders Agreement
27        Financial Data Schedule