Form 10-K/A
period 1997-12-31
PHYSICIANS QUALITY CARE INC
filed 1998-10-13
CIK 947569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ____________

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate value of voting common stock held by nonaffiliates of the registrant was approximately $76,224,048, based on the Company's most recent arms-length sale of the Common Stock of the Company on February 13, 1998. There is no public market for the Registrant's voting Common Stock.

Number of shares outstanding of the registrant's common stock as of March 23, 1998: 26,146,844 shares of Class A Common Stock, $.01 par value, 2,809,296 shares of Class B-1 Common Stock, $.01 par value, 1,790,704 shares of Class B-2 Common Stock, $.01 par value, and 7,692,309 shares of Class C Common Stock, $.01 par value.

The Company's Annual Report on Form 10-K was filed with the Commission on March 31, 1998. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed to supplementally provide the Company's proxy materials which were furnished to the security holders on September 12, 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHYSICIANS QUALITY CARE, INC.



                                          /s/ Eugene M. Bullis
                                          ----------------------------
                                          Chief Financial Officer and Senior
                                           Vice President

                         PHYSICIANS QUALITY CARE, INC.


                                         September 12, 1998



     RE:  NOTICE OF ANNUAL MEETING OF PHYSICIANS QUALITY CARE, INC.

Dear Stockholder:

     You are cordially invited to attend the 1998 Annual Meeting of Stockholders (the "Meeting") of Physicians Quality Care, Inc. (the "Company") to be held on September 23, 1998, 10:00 a.m., at 1100 Winter Street, Waltham, MA 02159 (use center entrance).

     This year, thirteen directors are nominated for election to the Board, including one new director. Of these thirteen directors, two are to be elected by the holders of the shares of Class A Common Stock of the Company. In addition, seven directors, each of whom must be a physician, are to be elected by the holders of the Class A, Class B-1, Class B-2, Class C and Class L Common Stock, voting together as a single class. One of the remaining four directors shall be elected by the holders of the Class B-1 Common Stock, one by the holders of the Class B-2 Common Stock, and two by the holders of the Class C Common Stock.

     At the meeting, you will be asked to elect the directors for whom you are eligible to vote to serve until the next annual meeting. Signatories to the Stockholders Agreement (the "Stockholders Agreement") of the Company, dated as
                            -----------------------
of August 30, 1996, as amended, who hold shares of Class A Common Stock are contractually obligated to vote their shares for the election of individuals nominated to serve on the Board by the Chief Executive Officer of the Company. All of the stockholders of the Company (other than the 32 physicians who affiliated with Medical Care Partners in August 1996) are signatories to the Stockholders Agreement. The nominees of the Chief Executive Officer are described in the accompanying proxy statement.

     The accompanying Proxy Statement provides a detailed description of these proposals. We recommend that you read the accompanying materials so that you may be informed about the business to come before the meeting.

     Enclosed please find the following materials:

          1. Notice of Annual Meeting of Shareholders;

          2. Proxy Statement for the Company ("Proxy Statement");

          3. Quarterly Report on Form 10-Q for the period ended June 30, 1998;

          4. Proxy Card to be returned to the Company; and

          5. Stamped envelope addressed to the Company for return of proxy card.

     Copies of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 have previously been distributed to shareholders. Additional copies are available upon request.

     We look forward to seeing you at the meeting.


                                    Sincerely,


                                    /s/ Jerilyn P. Asher

                                    Jerilyn P. Asher,
                                    Chair and Chief Executive Office


Enclosures

                         PHYSICIANS QUALITY CARE, INC.
                         -----------------------------
                         950 WINTER STREET, SUITE 2410
                               WALTHAM, MA 02154

                   NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                         To Be Held September 23, 1998

     The 1998 annual meeting of the stockholders of Physicians Quality Care, Inc. (the "Company") will be held at 1100 Winter Street, Waltham, MA 02159 (use center entrance), on September 23, 1998, at 10:00 a.m., local time, for the transaction of the following business:

 .   To present the annual reports of the officers of the Company;

 . For the holders of Class A Common Stock to elect the following persons designated by the Chief Executive Officer of the Company to serve on the Board of Directors until the next annual meeting and until their successors have been duly elected and qualified:

          Jerilyn P. Asher
          Eugene M. Bullis

 . For the holders of Class B-1 Common Stock to elect the following person to the Board of Directors, to serve until the next annual meeting and until their successors have been duly elected and qualified:

          Stephen G. Pagliuca

 . For the holders of Class B-2 Common Stock to elect the following person to the Board of Directors, to serve until the next annual meeting and until their successors have been duly elected and qualified:

          Marc Wolpow

 . For the holders of Class C Common Stock to elect the following persons to the Board of Directors, to serve until the next annual meeting and until their successors have been duly elected and qualified:

          Timothy T. Weglicki
          John Stobo

 . For the holders of all the classes of the Common Stock voting as a single class to elect the following persons designated by the Chief Executive Officer to serve on the Board of Directors until the next annual meeting and until their successors have been duly elected and qualified:

          Ira T. Fine, M.D.
          Arlan F. Fuller, Jr., M.D.
          Leslie S.T. Fang, M.D.
          Alphonse F. Calvanese, M.D.
          Paul Z. Bodnar, M.D.
          Richard Maffezzoli, M.D.
          Dana H. Frank, M.D.

 . To transact such other business as may properly come before the meeting, or any adjournment or postponement thereof.

     The Board of Directors has fixed September 4, 1998, at the close of business, for the determination of shareholders entitled to notice of and to vote at the meeting, or any adjournment or postponement thereof. Transferees after such date shall not be entitled to vote at such meeting.

     YOUR VOTE IS IMPORTANT. IF YOU CANNOT BE PRESENT IN PERSON, PLEASE SIGN AND DATE THE ENCLOSED SHAREHOLDER'S PROXY CARD AND FORWARD SAME AT ONCE IN THE ENCLOSED ENVELOPE TO PHYSICIANS QUALITY CARE, INC., 950 WINTER STREET, SUITE 2410, WALTHAM, MA 02154. NO POSTAGE IS REQUIRED IF MAILED WITHIN THE UNITED STATES.

BY ORDER OF THE BOARD OF DIRECTORS



/s/ Jerilyn P. Asher

Jerilyn P. Asher
Secretary

         PROXY FOR SHAREHOLDERS' MEETING PHYSICIANS QUALITY CARE, INC.

        ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON SEPTEMBER 23, 1998

THE ENCLOSED PROXY IS BEING SOLICITED ON BEHALF OF THE MANAGEMENT OF THE COMPANY

     The undersigned shareholder of Class A Common Stock, $0.01 par value per share, of PHYSICIANS QUALITY CARE, INC. (the "Company") acknowledges receipt of
                                              -------
the Notice of Annual Meeting of the Company to be held on September 23, 1998, and attached proxy statement, and does hereby constitute and appoint Jerilyn P. Asher and Eugene M. Bullis, or either one of them, the true and lawful substitute, attorney and proxy, with full power of substitution and revocation, of the undersigned, for, and in the name, place and stead of the undersigned, to vote, according to the number of votes which the undersigned would then be entitled to cast, and with all the powers which the undersigned would be entitled to exercise, if personally present, at the meeting of the shareholders of the Company, to be held on September 23, 1998, or at any adjournment or postponement of such meeting, upon any matter coming before such meeting or adjournment or postponement, and does hereby revoke all proxies heretofore given by the undersigned as a shareholder in said Company.

                                         Please check one box
                                         --------------------

----------------------------------------------------------------------------
NAME OF NOMINATED          VOTE MY          VOTE MY          I WITHHOLD
 DIRECTOR                  SHARES FOR:      SHARES AGAINST:  AUTHORITY TO
                                                             VOTE MY SHARES:
----------------------------------------------------------------------------
Jerilyn P. Asher                                *            *
----------------------------------------------------------------------------
Eugene M. Bullis                                *            *
----------------------------------------------------------------------------
Ira T. Fine, M.D.                               *            *
----------------------------------------------------------------------------
Arlan F. Fuller, M.D.                           *            *
----------------------------------------------------------------------------
Leslie S.T. Fang,                               *            *
 M.D.
----------------------------------------------------------------------------
Alphonse F.                                     *            *
 Calvanese, M.D.
----------------------------------------------------------------------------
Paul Z. Bodnar,                                 *            *
 M.D.
----------------------------------------------------------------------------
Richard Maffezzoli,                             *            *
 M.D.
----------------------------------------------------------------------------
Dana H. Frank,                                  *            *
 M.D.
----------------------------------------------------------------------------

*   IF YOU ARE A SIGNATORY TO THE STOCKHOLDERS AGREEMENT DATED AS OF
AUGUST 30, 1996, AS AMENDED, AMONG THE COMPANY AND THE SHAREHOLDERS WHO ARE A PARTY THERETO, YOU ARE CONTRACTUALLY OBLIGATED TO VOTE IN FAVOR OF THE NOMINEES AND MAY NOT MARK A BOX WITH AN ASTERISK.

                                OTHER PROPOSALS

     Your above-named proxies shall vote in respect of any other business properly to come before the meeting (the Board of Directors knowing of no such other business) as such proxies may in their discretion determine appropriate, it being the intention of such proxies to vote in such a manner as will be in harmony with the policies of the management of the Company.

     THE MANAGEMENT RECOMMENDS A VOTE FOR EACH DIRECTOR NOMINATED.

     UNLESS OTHERWISE INDICATED, YOUR ABOVE-NAMED PROXIES SHALL VOTE FOR THE ELECTION OF THE INDIVIDUALS NOMINATED AS DIRECTORS NAMED IN THE ATTACHED PROXY STATEMENT. PLEASE SIGN, DATE AND RETURN IN THE ENCLOSED STAMPED ENVELOPE ADDRESSED TO THE COMPANY.



                                                  ------------------------------
Dated:
      ------------------     -----
                                  Please sign proxy exactly as your name appears on the share certificate. When signing as attorney, executor, administrator, trustee or guardian, give full title as such. If signer is a corporation, sign full corporate name by duly authorized officer. If shares are held in the name of two or more persons, all should sign.

         PROXY FOR SHAREHOLDERS' MEETING PHYSICIANS QUALITY CARE, INC.

        ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON SEPTEMBER 23, 1998

THE ENCLOSED PROXY IS BEING SOLICITED ON BEHALF OF THE MANAGEMENT OF THE COMPANY

     The undersigned shareholder of Class B, C or L Common Stock, $0.01 par value per share, of PHYSICIANS QUALITY CARE, INC. (the "Company") acknowledges
                                                        -------
receipt of the Notice of Annual Meeting of the Company to be held on September 23, 1998, and attached proxy statement, and does hereby constitute and appoint Jerilyn P. Asher and Eugene M. Bullis, or either one of them, the true and lawful substitute, attorney and proxy, with full power of substitution and revocation, of the undersigned, for, and in the name, place and stead of the undersigned, to vote, according to the number of votes which the undersigned would then be entitled to cast, and with all the powers which the undersigned would be entitled to exercise, if personally present, at the meeting of the shareholders of the Company, to be held on September 23, 1998, or at any adjournment or postponement of such meeting, upon any matter coming before such meeting or adjournment or postponement, and does hereby revoke all proxies heretofore given by the undersigned as a shareholder in said Company.

                                         Please check one box
                                         --------------------

Name of                      Classes of      VOTE     VOTE MY    I WITHHOLD
 Nominated                  Common Stock     MY       SHARES     AUTHORITY
 Director                   Eligible to Vote SHARES   AGAINST:   TO VOTE MY
                            for Director     FOR:                SHARES:
----------------------------------------------------------------------------
Stephen G. Pagliuca       Class B-1 Common
                          Stock
----------------------------------------------------------------------------
Marc Wolpow               Class B-2 Common
                          Stock
----------------------------------------------------------------------------
Timothy T. Weglicki       Class C Common              *          *
                          Stock
----------------------------------------------------------------------------
John Stobo                Class C Common              *          *
                          Stock
----------------------------------------------------------------------------
Ira T. Fine, M.D.         All classes                 *          *
----------------------------------------------------------------------------
Arlan F. Fuller, M.D.     All classes                 *          *
----------------------------------------------------------------------------
Leslie S.T. Fang, M.D.    All classes                 *          *
----------------------------------------------------------------------------
Alphonse F.               All classes                 *          *
 Calvanese, M.D.
----------------------------------------------------------------------------
Paul Z. Bodnar,  M.D.     All classes                 *          *
----------------------------------------------------------------------------
Richard Maffezzoli,       All classes                 *          *
 M.D.
----------------------------------------------------------------------------
Dana H. Frank,  M.D.      All classes                 *          *
----------------------------------------------------------------------------

* IF YOU ARE A SIGNATORY TO THE STOCKHOLDERS AGREEMENT DATED AS OF AUGUST 30, 1996, AS AMENDED, AMONG THE COMPANY AND THE SHAREHOLDERS WHO ARE A PARTY THERETO, YOU ARE CONTRACTUALLY OBLIGATED TO VOTE IN FAVOR OF THE NOMINEES AND MAY NOT MARK A BOX WITH AN ASTERISK.

                                OTHER PROPOSALS

     Your above-named proxies shall vote in respect of any other business properly to come before the meeting (the Board of Directors knowing of no such other business) as such proxies may in their discretion determine appropriate, it being the intention of such proxies to vote in such a manner as will be in harmony with the policies of the management of the Company.

         THE MANAGEMENT RECOMMENDS A VOTE FOR EACH DIRECTOR NOMINATED.

     UNLESS OTHERWISE INDICATED, YOUR ABOVE-NAMED PROXIES SHALL VOTE FOR THE ELECTION OF THE INDIVIDUALS NOMINATED AS DIRECTORS NAMED IN THE ATTACHED PROXY STATEMENT. PLEASE SIGN, DATE AND RETURN IN THE ENCLOSED STAMPED ENVELOPE ADDRESSED TO THE COMPANY.



                                                  ------------------------------
Dated:
      ------------------     -----
                                  Please sign proxy exactly as your name appears on the share certificate. When signing as attorney, executor, administrator, trustee or guardian, give full title as such. If signer is a corporation, sign full corporate name by duly authorized officer. If shares are held in the name of two or more persons, all should sign.

                        ANNUAL MEETING OF SHAREHOLDERS
                       TO BE HELD ON SEPTEMBER 23, 1998

                                PROXY STATEMENT
                         PHYSICIANS QUALITY CARE, INC.

                                 INTRODUCTION
                                 ------------

     THE ENCLOSED PROXY IS BEING SOLICITED BY THE MANAGEMENT OF PHYSICIANS QUALITY CARE, INC., A DELAWARE CORPORATION (THE "COMPANY"). Any shareholder
                                                 -------
giving a proxy has the power to revoke it by giving notice to the Company in writing, or in open meeting before the vote is taken. The shares represented by the enclosed proxy shall be voted if it is properly signed and received by the Company prior to the time of meeting. The expense of making the solicitation will consist of preparing and mailing the proxies and the proxy statements and the charges and expenses of forwarding documents to security owners. These are the only contemplated expenses of solicitation and will be paid by the Company.

     This Proxy Statement is being furnished to stockholders of the Company, in connection with the solicitation of proxies by the Board of Directors of the Company for use at the Annual Meeting of Stockholders to be held on September 23, 1998, at 10:00 a.m., local time, at 1100 Winter Street, Waltham, MA 02154 (use center entrance), and any adjournment or postponement thereof (the "Meeting").
 -------

     At the Meeting, stockholders will be asked to consider and vote upon the election of directors to serve as Class A, Class B, Class C and Common Directors of the Company until the 1999 Annual Meeting.

     This Proxy Statement is dated September 11, 1998 and is first being mailed to stockholders along with the related form of proxy on or about September 11, 1998.

     If a proxy in the accompanying form is properly executed and returned to the Company in time for the Meeting and is not revoked prior to the time it is exercised, the shares represented by the proxy will be voted in accordance with the directions specified therein for the matters listed on the proxy card (unless, in the case of the election of Directors, such vote is contrary to the terms of the Stockholders Agreement of the Company (the "Stockholders
                                                         ------------
Agreement") dated as of August 30, 1996, as amended, among the Company and the
---------
stockholders who are a party thereto). Unless the proxy specifies that it is to be voted against or is an abstention on a listed matter, proxies will be voted FOR each of the nominated directors, and otherwise in the discretion of the proxy holders as to any other matter that may come before the Meeting.

     Revocability of Proxy.  Any stockholder of the Company who has given a
     ---------------------
proxy has the power to revoke such proxy at any time before it is voted either
(i) by filing a written revocation or a duly executed proxy bearing a later date with Jerilyn P. Asher, Chief Executive Officer of the Company, at 950 Winter Street, Suite 2410, Waltham, MA 02154, or (ii) by appearing at the Meeting and voting in person. Attendance at the Meeting will not in and of itself constitute the revocation of a proxy. Voting by those present during the conduct of the Meeting will be by ballot.

     Record Date and Outstanding Securities and Votes Required.  The Board of
     ---------------------------------------------------------
Directors of the Company has fixed the close of business on September 4, 1998 as the record date (the "Record Date") for determining holders of outstanding
                      -----------
shares who are entitled to notice of and to vote at the Meeting. As of the Record Date, there were 176 registered holders of shares of Class A Common Stock and 26,146,844 issued and outstanding shares of Class A Common Stock. In addition, there were 4 registered holders of Class B-1 Common Stock and 2,809,296 issued and outstanding shares of such stock; 4 registered holders of shares of Class B-2 Common Stock and 1,790,704 issued and outstanding shares of such stock; 21 registered holder of Class C Common Stock and 7,692,309 issued and outstanding shares of such stock; and 21 registered holder of Class L Common Stock and 2,461,538 issued and outstanding shares of such stock. There were no issued and outstanding shares of Preferred Stock. As provided in the Amended and Restated Certificate of Incorporation ("Certificate"), each common share is
                                            -----------
entitled to one vote, except that certain directors must be elected by class voting, and certain actions require the approval of certain classes of common shares.

     The elections of the Class A Directors requires the affirmative vote of a majority of the shares of Class A Common Stock which are entitled to vote for the election of Class A Directors. The election of the of the Class B-1 Director requires the affirmative vote of a majority of shares of Class B-1 Common Stock which are entitled to vote for the election of Class B-1 Director. The election of the of the Class B-2 Director requires the affirmative vote of a majority of shares of Class B-2 Common Stock which are entitled to vote for the election of the Class B-2 Director. The election of the of the Class C Directors requires the affirmative vote of a majority of shares of Class C Common Stock which are entitled to vote for the election of the Class Directors. The election of the Common Director requires the affirmative vote of a majority of the shares of Class A, B, C and L Common Stock which are which are entitled to vote for the election of the Common Director.

     Certain risk factors in connection with an investment in the Company, as well as the Company's financial statements and a description of its business are included in the Company's Annual Report on Form 10-K, which has previously been distributed to shareholders, and quarterly report on Form 10-Q which accompanies this Proxy Statement. Shareholders should carefully review such Reports.

                                 ELECTION OF DIRECTORS
                                 ---------------------

     The Company's Certificate provides for a Board of Directors of thirteen members divided into four classes, including two directors elected by the holders of the Class A Common Stock, one Director elected by the holders of the Class B-1 Common Stock, two Directors elected by the holders of the Class C Common Stock and seven directors who are physicians elected by the holders of all of the classes of common stock of the Company voting together as a single class. Each Director is elected for a term of one year except in the case of elections to fill vacancies or newly created directorships.

     Jerilyn P. Asher and Eugene M. Bullis are the nominees for Class A Directors. Ira T. Fine, M.D., Arlan Fuller, M.D., Leslie S. T. Fang, M.D., Alphonse F. Calvanese, M.D., Paul Z. Bodnar, M.D., Richard Maffezzoli, M.D. and Dana H. Frank, M.D. are the nominees for Common Directors. Stephen G. Pagliuca is the nominee for Class B-1 Director. Marc Wolpow is the nominee for Class B-2 Director. Timothy T. Weglicki and John D. Stobo, Jr. are the nominees for the Class C Director. If elected, each will hold authority until the election and qualification of his or her successor.

     Unless a stockholder votes AGAINST a nominated director or WITHHOLDS AUTHORITY from the proxy to vote for a nominated director (i) the holders of proxies representing shares of Class A Common Stock will vote FOR the election of Jerilyn P. Asher and Eugene M. Bullis as Class A Directors; (ii) the holders of proxies representing shares of Class B-1 Common Stock will vote FOR the election of Stephen G. Pagliuca as the Class B-1 Director; (iii) the holders of proxies representing shares of Class B-2 Common Stock will vote FOR the election of Marc Wolpow as the Class B-2 Director; (iii) the holders of proxies representing shares of Class C Common Stock will vote FOR the election of Timothy T. Weglicki and John D. Stobo, Jr. as the Class C Directors; and the holders of proxies representing shares of the Class A, Class B-1, Class B-2, Class C or Class L Common Stock will vote FOR the election of Ira T. Fine, M.D., Arlan Fuller, M.D., Leslie S. T. Fang, M.D., Alphonse F. Calvanese, M.D., Paul
Z. Bodnar, M.D., Richard Maffezzoli, M.D. and Dana H. Frank, M.D. as the Common Directors.

     THE CLASS A STOCKHOLDERS OF THE COMPANY WHO ARE PARTIES TO THE STOCKHOLDERS AGREEMENT ARE CONTRACTUALLY OBLIGATED TO VOTE IN FAVOR OF THE NOMINEES FOR DIRECTOR.

     The Board of Directors has no reason to believe that any nominee will decline or be unable to serve as a Director of the Company. However, if a nominee shall be unavailable for any reason, then the proxies may be voted for the election of such person as may be recommended by the Board of Directors.

     Table of Directors and Executives.  The following table sets forth the age
     ---------------------------------
and title of each nominee director followed by descriptions of such person's additional business experience during the past five years.

                                 DIRECTORS AND OFFICERS



NOMINEE NAME                   AGE      POSITION
-------------------------------------------------------------------------------------------------
Jerilyn P. Asher               55       Chief Executive Officer and Chairman of the Board
-------------------------------------------------------------------------------------------------
Eugene M. Bullis               53       Senior Vice President and Chief Financial Officer
-------------------------------------------------------------------------------------------------
Stephen G. Pagliuca            42       Director
-------------------------------------------------------------------------------------------------
Marc Wolpow                    39       Director
-------------------------------------------------------------------------------------------------
Timothy T. Weglicki            46       Director
-------------------------------------------------------------------------------------------------
John D. Stobo, Jr.             32       Director
-------------------------------------------------------------------------------------------------
Ira T. Fine, M.D.              49       Director
-------------------------------------------------------------------------------------------------
Arlan F. Fuller, M.D.          52       Director
-------------------------------------------------------------------------------------------------
Leslie S.T. Fang, M.D.         49       Director
-------------------------------------------------------------------------------------------------
Alphonse F. Calvanese, M.D.    46       Director
-------------------------------------------------------------------------------------------------
Paul Z. Bodnar, M.D.           48       Director
-------------------------------------------------------------------------------------------------
Richard Maffezzoli, M.D.       56       Director
-------------------------------------------------------------------------------------------------
Dana H. Frank, M.D.            47       Director and President
-------------------------------------------------------------------------------------------------


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

     Eugene M. Bullis has served as Executive Vice President and Chief Financial Officer since March, 1998. He is responsible for all financial and information system functions for the Company. Mr. Bullis joined the Company after serving as an independent business consultant and interim executive with a number of technology companies, including Computervision, NYNEX and Eastman Kodak. From 1979 through 1989, he served as a senior executive at Wang Laboratories, the final two years as Chief Financial Officer and Treasurer. Prior to joining Wang Laboratories, Mr. Bullis was a partner in the public accounting firm, Ernst and Young. He holds a Bachelor of Arts Degree in Business Administration from Colby College and is a Certified Public Accountant.

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

     Marc Wolpow has been a member of the Board of Directors of the Company since August 1996. He joined Bain Capital, Inc. in 1990 and has been a Managing Director since 1993. Previously he was a member of the corporate finance department of Drexel Burnham Lambert, Inc. He is a director of American Pad & Paper Corp., Miltex Instruments, Inc., Professional Services Industries, Inc., Paper Acquisition Corp. and Waters Corp.

     Timothy T. Weglicki has been a member of the Board of Directors of the Company since June 1997. Mr. Weglicki has been a principal with ABS Partners II, L.L.C., the general partner of ABS Capital Partners II, L.P., a private equity fund, and related entities since December 1993. Prior to joining ABS Partners, he was a Managing Director of Alex. Brown & Sons, Inc. ("Alex. Brown"), where he established and headed its Capital Markets Group and prior thereto headed the Firm's Equity Division, Corporate Finance Department, and Health Care Investment Banking Group. Mr. Weglicki holds an M.B.A. from the Wharton Graduate School of Business and a B.A. from the John Hopkins University. He is a director of Eldertrust, VitalCom, Inc. and several privately held companies.

     John D. Stobo, Jr. is a nominee director of the Company. Since July 1996, Mr. Stobo has been a principal of ABS Partners II, L.L.C., the general partner of ABS Capital Partners II, L.P. Mr. Stobo has also been a principal of the general partner of ABS Capital Partners, L.P. since 1993. From 1991 to 1993, Mr. Stobo was a member of Alex. Browns's health care corporate finance group. Mr. Stobo is a graduate of the University of California, San Diego and Johnson School of Management at Cornell University.

     Ira T. Fine, M.D. has been a member of the Board of Directors of the Company since November 1996. He has been in the private practice of medicine for 16 years and has been the Chief, Division of Rheumatology at Sinai Hospital since 1988 and St. Joseph Medical Center in Baltimore since 1992. He is the Chairman of the Board of The Physician Group. He is also an Assistant Professor of Medicine at the University of Maryland School of Medicine and an Assistant Professor of Medicine at the Johns Hopkins University School of Medicine. He received his B.S. from the Virginia Polytechnic Institute and his M.D. from University of Maryland School of Medicine. He completed his internship at University of Maryland Hospital/Baltimore Veterans Administration Hospital, his residency at University of Maryland Hospital and a fellowship in rheumatology at the Johns Hopkins University School of Medicine.

     Arlan F. Fuller, Jr., M.D. has served as a member of the Board of Directors of the Company since its inception. Dr. Fuller has been an Associate Professor of Obstetrics and Gynecology at Harvard University Medical School since 1987 and has been the Director of the Gynecologic Oncology Service of Massachusetts General Hospital since 1985. Dr. Fuller maintains a practice in gynecologic surgery and gynecologic oncology at the Massachusetts General Hospital and is affiliated with the North Shore Cancer and Medical Centers in Peabody and Salem, Massachusetts. In 1988, Dr. Fuller was a founder and served as President of Massachusetts General Physicians Corporation, the first organized physician group at the Massachusetts General Hospital and a forerunner to the Massachusetts General Physicians Organization, which manages group practices at the Massachusetts General Hospital. Dr. Fuller has been a member of the Board of Trustees of Partners Community Healthcare, Inc., the primary care network and integrated health system which includes the Massachusetts General Hospital and Brigham and Women's Hospital. Dr. Fuller received his undergraduate degree from Bowdoin College and his M.D. from Harvard University Medical School. He completed his internship at Massachusetts General Hospital, his residencies at the former Boston Hospital for Women (now the Brigham and Women's Hospital) and a fellowship in gynecological oncology at Sloan-Kettering Memorial Cancer Center.

     Leslie S. T. Fang, M.D. has served as a member of the Board of Directors of the Company and a member of the Board's compensation committee since its inception. Dr. Fang has been Associate Director of the Hemodialysis Unit, Massachusetts General Hospital since 1980 and an Assistant Professor of Medicine at Harvard University Medical School since 1983. He is also Director of the Charles River Plaza Dialysis Unit and a nationally recognized expert in the field of nephrology. Dr. Fang received his B.S., M.S. and Ph.D. in physiology and biophysics from the University of Illinois and his M.D. from Harvard University Medical School. He completed his internship and residency at Massachusetts General Hospital.

     Alphonse F. Calvanese, M.D. has been a member of the Board of Directors of the Company since November 1996 and President of the Springfield Affiliated Group since August 1996. He has been in the private practice of medicine since 1981. He received his B.S. from the University of Massachusetts and his M.D. from Tufts Medical School. He completed his internship and residency at Baystate Medical Center.

     Paul Bodnar, M.D., serves as Senior Vice President for Managed Care and Medical Director. He also serves as Medical Director of the Mid-Atlantic Region. Prior to joining PQC, Dr. Bodnar served for ten years as the Medical Director of Clinical Associates, a 90-member multi-specialty group practice, of which he has been a practicing pediatrician since 1980. Dr. Bodnar received his Bachelor of Arts Degree from Johns Hopkins University and his M.D. from Columbia University. He completed his internship and residency at Johns Hopkins Hospital and Sinai Hospital in Baltimore.

     Richard Maffezzoli, M.D. is the Senior Vice President for Development and Analysis for PQC and Chief Operating Officer of the Company's affiliates Flagship Health, P.A. and Flagship Health II, P.A. He was founder and President of Clinical Associates, which at the time of the merger with PQC was a successful 90-member health-professional group servicing approximately 60,000 pre-paid lives and 200,000 fee-for-service lives from 16 locations, and operated the company profitably for 25 years with high patient satisfaction and low overhead. He is a graduate of the Johns Hopkins School of Medicine and received his A.B. from Johns Hopkins University. He remains active in the practice of internal medicine and endocrinology.

     Dana H. Frank, M.D. has been President of the Company since March 1997 and the Flagship Affiliated Group since December 1996 and has served as a member of the Board of Directors of the Company since November 1996. He has been in the private practice of medicine since 1981 and is President of Park Medical Associates, P.A. He is an Assistant Professor at the Johns Hopkins University School of Medicine and has been a Consulting Internist and Headache Specialist at the Johns Hopkins University School of Medicine since 1981. He has also served on the Johns Hopkins Hospital Medical Board. He received his A.B. from Brown University and his M.D. from George Washington University. He completed his internship and residency at Johns Hopkins Hospital.

     Committees of the Board of Directors. The Board of Directors have
     ------------------------------------
established a Compensation Committee which generally consists of two non-employee directors. Dr. Fang and Mr. Weglicki are currently the only members. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for employees of and consultants to the Company. No interlocking relationships exist between any member of the Compensation Committee and any member of any other company's Board of Directors or compensation committee.

     Directors' Compensation.  Historically, members of the Board of Directors
     -----------------------
of the Company have not been received any cash compensation for their services as members of the Board, although they are reimbursed for reasonable travel expenses while attending Board and Committee meetings. The Board of Directors has the authority to establish the compensation of its members.

     Executive Compensation - Summary Compensation Table.  The following table
     ---------------------------------------------------
sets forth the cash compensation of Jerilyn P. Asher, the Chief Executive Officer and Chairman of the Board of the Company, and the two most highly compensated executives of the Company in 1997 (who earned more than $100,000 during 1997) (the "Named Executive Officers").
                   ------------------------

                                 SALARY COMPENSATION TABLE



NAME AND                   YEAR            SALARY           BONUSES       OTHER           OPTIONS AND
POSITION                                                                  REMUNERATION    WARRANTS/1/
-------------------------------------------------------------------------------------------------------
Jerilyn P.
 Asher, CEO                 1997         $250,000               --            7,996/2/            --
 and Chair                  1996         $250,000               --            9,647/3/            --
----------------------------------------------------------------------------------------------------
Dana H. Frank,
 M.D.,                      1997         $220,235/4/            --               --          300,000
 President                  1996         $118.057               --               --               --
----------------------------------------------------------------------------------------------------
Samantha
 Trotman,                   1997         $125,000               --               --          400,000
 Chief                      1996         $  4,808/5/            --               --               --
 Financial
 Officer/6/
----------------------------------------------------------------------------------------------------

     1. The Company did not grant any restricted stock or stock appreciation rights during the year ended December 31, 1997.

     2. Represents $7,200 paid in connection with an automobile allowance and $796 of compensatory group life insurance premiums paid by the Company.

     3. Represents $7,200 paid in connection with an automobile allowance and $2,447 of compensatory group life insurance premiums paid by the Company.

     4. Amount includes $120,325 paid as salary for Dr. Frank's patient care practice.

     5.   Amount based on annual salary of $125,000 from December 16, 1996.

     6.   Ms. Trotman's employment with the Company terminated on June 30, 1998.

     Employment Agreements.  The Company is a party to an employment agreement
     ---------------------
with Jerilyn P. Asher pursuant to which Ms. Asher serves as Chief Executive Officer of the Company for the three-year period ending June 21, 1998. The term of the agreement will be automatically extended for successive one-year terms, unless the Company notifies Ms. Asher to the contrary at least 90 days prior to the expiration of the then current term. For her services, Ms. Asher is entitled to an initial base salary of $250,000 per year (subject to periodic increases as determined by the Board) and is eligible to receive bonuses under the Company's management incentive program, if such a program is adopted, in an amount up to 100% of her base pay based upon individual and Company performance. Pursuant to an amendment to the employment agreement dated August 30, 1996, Ms. Asher waived the right to receive any unpaid amounts of base salary and bonus to which she was entitled and had not received as of August 1, 1996.

     Ms. Asher is also entitled to receive other benefits available to the Company's senior management generally. Pursuant to a stock restriction agreement executed as of the date of the employment agreement, the Company issued 4,162,500 shares of Series A Common Stock to Ms. Asher at a purchase price of $.01 per share, 346,875 of which remain subject to forfeiture if Ms. Asher does not maintain her employment with the Company until June 1998, unless accelerated in the event of a Change in Control. A Change in Control is defined to include a person or group becoming the beneficial owner of 50% or more of the outstanding voting securities of the Company, certain changes to the composition of the Board of Directors, certain mergers and a liquidation of the Company. A percentage of the vested shares (50% in the case of termination for cause and 35% in the case of voluntary termination) are subject to the Company's repurchase rights in certain circumstances, including termination of Ms. Asher for "cause" or Ms. Asher's voluntary resignation, at the fair market value at the time of repurchase.

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

     The Company has entered into employment agreements with Dr. Calvanese and Dr. Frank. These agreements have initial terms, commencing in 1998, of four years, and are renewable thereafter by agreement between the parties. In the event that the agreements are not extended for at least a one year period, the company is obligated to make a severance payment of up to $175,000, in the case of Dr. Frank, up to $200,000 in the case of Dr. Calvanese. The Agreement with Dr. Frank provides for a base salary of $100,000 per annum, provided that his minimum compensation from the Company or its affiliates must not be less than $220,000 per year. The Agreement with Dr. Calvanese provides for a base salary of $50,000 per annum, provided that his minimum compensation from the Company or its affiliates must not be less than $430,000 per year. The employment agreements provide for the following grant of options:



 -------------------------------------------------------------------------------------------------
                       TOTAL GRANT            VESTED        VESTING EACH YEAR     EXERCISE PRICE
                                                                THEREAFTER
--------------------------------------------------------------------------------------------------
Dr. Frank           500,000 Class A*          300,000             100,000               $2.25
--------------------------------------------------------------------------------------------------
Dr. Calvanese       500,000 Class A*          300,000             100,000               $2.25
--------------------------------------------------------------------------------------------------

     *Dr. Frank and Dr. Calvanese each also hold options to purchase 300,000 shares at $2.50, of which 100,000 shares are vested, 100,000 shares vest September 1998 and 100,000 shares vest on January 1, 1999.

     In the event that the employment agreements are terminated by the Company without cause or by the employee for good reason, the employee is entitled to severance payments for a period of at least two years. The Company may terminate the employment agreements for cause, which means (i) material failure to perform duties to the Company, (ii) intentional misconduct or (iii) conviction of a felony or for fraud, provided that in the event of a termination pursuant to clause (i) the employee is entitled to severance payment equal to one years salary or two years if the termination is following a change in control.

     The Company also has entered into an employment agreement with Eugene M. Bullis pursuant to which he acts as senior vice president and chief financial officer of the Company. The agreement has an initial term of 24 months commencing in March 1998, which is automatically extended for one year in the event of a change of control of the Company occurring during the last 12 months of the term of the agreement. The agreement provides for a base salary payable in equal monthly installments of $24,740.00 beginning September 1, 1998 and through December 31, 1998 and a base salary of $225,000 per year thereafter. On the first anniversary date of the agreement, if Mr. Bullis has remained in the continuous employment of the Company, he shall receive a bonus in the amount of $100,000. From and after December 31, 1999, Mr. Bullis will be eligible to receive annual bonus payments of up to 100% of base salary based upon the achievement of certain performance targets. The Company has issued Mr. Bullis options for 750,000 shares of Class A Common Stock at an exercise price of $3.00) which shall vest in equal annual installments of 187,500 shares commencing on April 1, 1999. In addition, Mr. Bullis is entitled to receive an additional grant of options for 150,000 shares of Class A Common Stock at an exercise price of $3.00 per share on April 1, 1999 if certain performance targets are met. In the event that Mr. Bullis is terminated without cause, he is entitled to severance payments equal to one years salary. "Cause" means (i) the material failure to perform his duties with the Company or (ii) misconduct materially injurious to the Company. In the event that Mr. Bullis is terminated within one year after a change in control, he is entitled to receive one years salary and the $100,000 bonus referred to above (unless already paid by the Company, and all options granted shall be vested.

     Options Granted in 1997- Table.  The following sets forth, as to each of
     ------------------------------
the Named Executive Officers, information concerning stock options granted in the year ended December 31, 1997.

                                 OPTION GRANTS FOR LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------
                        NUMBER OF      % OF TOTAL                              POTENTIAL REALIZABLE VALUE
                       SECURITIES        OPTIONS                                AT ASSUMED  ANNUAL RATES
NAME AND POSITION      UNDERLYING      GRANTED TO    EXPIRATION    EXERCISE          OF STOCK PRICE
                     OPTION GRANTED   EMPLOYEES IN      DATE/1/     PRICE/2/        APPRECIATION FOR
                                       FISCAL YEAR                                   OPTION TERM/3/
                                                                                    5%             10%
-----------------------------------------------------------------------------------------------------------
                                                                                       5
Jerilyn P. Asher             --             --                        --             --
-----------------------------------------------------------------------------------------------------------
Dana H. Frank, M.D.    300,000/4/         13.8%      4/23/07       $2.50       $471,671     $1,195,307
-----------------------------------------------------------------------------------------------------------
Samantha Trotman,
 Chief Financial       400,000/5/         18.3%      1/1/07        $2.50       $628,895     $1,593,742
 Officer
-----------------------------------------------------------------------------------------------------------

     1. The expiration date of an option is the tenth anniversary of the date on which the option is granted.

     2. The exercise price is equal to the fair market value of the Company's Class A Common Stock on the date of the grant.

     3. Amounts represent hypothetical gains that could be achieved for respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder's continued employment through the option period and the date on which the options are exercised.

     4. Of these stock options, 100,000 stock options vest immediately and the remaining stock options vest in two equal annual installments commencing on the first anniversary of the date on which the option was originally granted. Of these options 120,000 are intended to qualify as incentive stock options and the remainder are non-statutory stock options. The vesting of these stock options is accelerated in the event of a change in control of the Company.

     5. These stock options vest in three annual installments of 150,000, 125,000 and 125,000 shares commencing on the first anniversary of the date on which the option was originally granted. Of these options 120,000 are intended to qualify as incentive stock options and the remainder are non-statutory stock options. The vesting of these stock options is accelerated in the event of a change in control of the Company.

     Security Ownership of Certain Beneficial Owners and Managers.  The
     ------------------------------------------------------------
following tables set forth the number of shares of capital stock of the Company beneficially owned as of January 1, 1998 by (i) each owner who is known by the Company to beneficially own 5% or more of any class of voting stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the named owner has sole voting and investment power with respect to all shares beneficially owned.

                                     POC TABLE OF COMMON STOCK -- CLASS  A AND CLASS B SHARES
                                     --------------------------------------------------------

                         Class A Common Stock/1/     Class B Common Stock/2/   Class C Common Stock/2/   Class L Common Stock/2/
----------------------------------------------------------------------------------------------------------------------------------
                                       Percentage                  Percentage                 Percentage               Percentage
Name and Address of       Number of     of Class     Number of      of Class    Number of      of Class    Number of    of  Class
 Beneficial Owner           Shares    Outstanding      Shares     Outstanding     Shares      Outstanding    Shares    Outstanding
----------------------------------------------------------------------------------------------------------------------------------
Bain Capital Funds c/o           -              -     11,015,000/3/   100.0%   3.076,924/4,5/     33.3%      615,385     25.0%
 Bain Capital, Inc.
Two Copley Plaza
Boston, MA 02116
----------------------------------------------------------------------------------------------------------------------------------
Goldman Sachs Funds              -              -               -         -    3,076,924/4,5/     33.3%      461,538    18.75%
c/o Goldman Sachs & Co.
85 Broad Street
New York, MA 10004
----------------------------------------------------------------------------------------------------------------------------------
ABS Capital Partners,            -              -               -         -    9,160,004/6/       74.6%    1,374,487    55.83%
 II, L.P. Funds
One South Street
Baltimore, MD 21201
----------------------------------------------------------------------------------------------------------------------------------
Offshore Health
 Industries, Inc.        1,582,500/7/         6.1%              -         -            -             -             -        -
Two Park Plaza
Boston, MA 02110
----------------------------------------------------------------------------------------------------------------------------------
Jerilyn P. Asher         3,849,832/8/        14.6%              -         -            -             -             -        -
----------------------------------------------------------------------------------------------------------------------------------
Arlan F. Fuller, Jr.,      618,750            2.4%              -         -            -             -             -        -
 M.D.
----------------------------------------------------------------------------------------------------------------------------------
Samantha J. Trotman        150,000/9/           "       1,729,016/10/  15.7%           -             -             -        -
----------------------------------------------------------------------------------------------------------------------------------
Alphonese F. Calvanese,    313,007/11/          "               -         -            -             -             -        -
 M.D.
----------------------------------------------------------------------------------------------------------------------------------
Leslie Fang, M.D.                -              -               -         -            -             -             -        -
----------------------------------------------------------------------------------------------------------------------------------
Ira Fine, M.D.             113,316              "               -         -            -             -             -        -
----------------------------------------------------------------------------------------------------------------------------------
Dana Frank, M.D.           272,904/12/          "               -         -            -             -             -        -
----------------------------------------------------------------------------------------------------------------------------------
Stephen G. Pagliuca/13/          -              -      11,015,000/3/  100.0%   3.076,924/4,5/     33.3%            -        -
----------------------------------------------------------------------------------------------------------------------------------
Marc Wolpow/13/                  -              -      11,015,000/3/  100.0%   3,076,924/4,5/     33.3%            -        -
----------------------------------------------------------------------------------------------------------------------------------
Timothy T. Weglicki              -              -               -         -    9,160,004/14/      74.6%    1,374,487    55.83%
----------------------------------------------------------------------------------------------------------------------------------
John D. Stobo, Jr.               -              -               -         -    9,160,004/14/      74.6%    1,374,487    55.83%
----------------------------------------------------------------------------------------------------------------------------------
Richard Maffezzoli, M.D.    94,585              -               -         -            -             -             -        -
----------------------------------------------------------------------------------------------------------------------------------
Paul Bodnar, M.D.           94,585              -               -         -            -             -             -        -
----------------------------------------------------------------------------------------------------------------------------------
All directors and        5,317,809           19.8%               -        -            -             -             -        -
 executive officers as
 a group (10 persons)
 (31,594,579/15/ shares
 or 83.9% assuming
 conversion of Class B,
 Class C and Class L
 Common Stock into
 Class A Common Stock)

"Less than 1%
----------------------------------------------------------------------------------------------------------------------------------

                             Total Common Stock
                             Assuming Conversion
                             to Class A/1,2,16/
---------------------------------------------------
                           Number of   Percentage
Name and Address of         Common     of Common
 Beneficial Owner           Stock        Stock
---------------------------------------------------
Bain Capital Funds c/o     15,322,694       30.0%
 Bain Capital, Inc.
Two Copley Plaza
Boston, MA 02116
---------------------------------------------------
Goldman Sachs Funds         4,000,000        8.3%
c/o Goldman Sachs & Co.
85 Broad Street
New York, MA 10004
---------------------------------------------------
ABS Capital Partners,      11,908,978       23.1%
 II, L.P. Funds
One South Street
Baltimore, MD 21201
---------------------------------------------------
Offshore Health
 Industries, Inc.           1,582,500        3.8%
Two Park Plaza
Boston, MA 02110
---------------------------------------------------
Jerilyn P. Asher            3,849,832        9.4%
---------------------------------------------------
Arlan F. Fuller, Jr.,         618,750        1.6%
 M.D.
---------------------------------------------------
Samantha J. Trotman         1,879,016        4.8%
---------------------------------------------------
Alphonese F. Calvanese,       313,007          "
 M.D.
---------------------------------------------------
Leslie Fang, M.D.                   -          "
---------------------------------------------------
Ira Fine, M.D.                113,316          "
---------------------------------------------------
Dana Frank, M.D.              272,904          "
---------------------------------------------------
Stephen G. Pagliuca/13/    15,322,694       30.0%
---------------------------------------------------
Marc Wolpow/13/            15,322,694       30.0%
---------------------------------------------------
Timothy T. Weglicki        11,908,978       23.1%
---------------------------------------------------
John D. Stobo, Jr.         11,908,978       23.1%
---------------------------------------------------
Richard Maffezzoli, M.D.       94,585          "
---------------------------------------------------
Paul Bodnar, M.D.              94,585          "
---------------------------------------------------
All directors and
 executive officers as
 a group (10 persons)
 (31,594,57915 shares
 or 83.9% assuming
 conversion of Class B,
 Class C and Class L
 Common Stock into
 Class A Common Stock)

"Less than 1%
---------------------------------------------------

1. Reflects the percentage of shares of Class A, Class B, Class C and Class L Common Stock. The Class B, Class C and Class L Common Stock of the Company are convertible at the option of the holder into Class A Common Stock.
2. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Company's capital stock subject to options or warrants held by that person that are exercisable on or before December 31, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of each other person.
3.   Includes warrants to purchase 6,415,000 shares of Class B Common Stock.
4. Does not include 6,153,846 shares of Class C Common Stock or warrants to purchase 6,153,846 shares of Class C Common Stock which other Institutional Investors are entitled to purchase pursuant to the Equity Facility.
5.   Includes warrants to purchase 1,538,462 shares of Class C Common Stock.
6.   Includes warrants to purchase 4,580,002 shares of Class C Common Stock.
7.   Includes warrants to purchase 332,500 shares of Class A Common Stock.
8.   Includes warrants to purchase 52,082 shares of Class A Common Stock.
9.   Consists of options to purchase shares of Class A Common Stock.
10. Includes an aggregate of 722,059 shares of Class B Common Stock and 1,006,957 shares of Class B Common Stock issuable upon outstanding warrants held by BCIP Associates and BCIP Trust Associates. Ms. Trotman is a general partner of BCIP Associates and BCIP Trust Associates. As such, Ms. Trotman may be deemed to own beneficially shares owned by BCIP Associates and BCIP Trust Associates, although Ms. Trotman disclaims beneficial ownership of any such shares.
11.  Includes options to purchase 100,625 shares of Class A Common Stock.
12.  Includes options to purchase 100,000 shares of Class A Common Stock.
13. Includes an aggregate of 4,600,000 shares of Class B Common Stock beneficially owned by the institutional investors affiliated with Bain Capital (11,015,000 shares on a fully diluted basis), 1,538,426 shares of Class C Common Stock and 615,385 shares of Class L Common Stock (1,230,777 on a fully diluted basis (assuming a 2-to-1 conversion rate on the Class L Common Stock)). Each of Mr. Pagliuca and Mr. Wolpow is a Managing Director of Bain Capital, which manages each of the institutional investors. Bain Capital is a limited partner in the partnership which is the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P., and a general partner of BCIP Associates and BCIP Trust Associates. As such, Messrs. Pagliuca and Wolpow may be deemed to own beneficially shares owned by such institutional investors, although each of Mr. Pagliuca and Mr. Wolpow disclaims beneficial ownership of any such shares.
14. Includes 4,580,002 shares of Class C Common Stock, and 1,374,487 shares of Class L Common Stock (2,748,974 shares of Class C Common Stock on a fully diluted basis (assuming a 2-to-1 conversion rate on the Class L Common Stock)) beneficially owned by ABS Capital Partners II, L.P. Mr. Weglicki is a managing member of ABS Partners II, L.L.C., which manages ABS Capital Partners II, L.P. Mr. Stobo is a vice president of ABS Capital Partners II, L.L.C. As such Mr. Weglicki and Mr. Stobo may be deemed to own beneficially shares owned by ABS Capital Partners II, L.P., although Mr. Weglicki disclaims beneficial ownership of such shares.
15.  See Notes 1, 3, 4, 5 and 8 through 14 above.
16. The conversion rate is determined pursuant to a formula and amounts reflected in the table assume all accrued dividends have been paid and that no Class L adjustment is necessary. If the full Class L adjustment is required, the conversion rate would be 5.12 rather than the 2 to 1 as reflected in the table.

     Certain Relationships and Related Transactions.  Through June 20, 1997,
     ----------------------------------------------
pursuant to an agreement between the Company and its institutional investors (the "Equity Facility"), the institutional investors affiliated with Bain
      ---------------
Capital purchased an aggregate of 4,600,000 shares of Class B Common Stock and warrants exercisable for 6,415,000 shares of Class B Common Stock for an aggregate purchase price of $11,500,000. On June 23, 1997, the Company issued 7,692,309 shares of Class C Common Stock and Warrants to purchase 7,692,309 shares of Class C Common Stock to the institutional investors affiliated with Bain Capital, Goldman Sachs & Co., ABS Capital Partners (the "Institutional Investors") for an aggregate consideration of $25 million. On July 14, 1998, the Institutional Investors acquired 2,461,538 shares of Class L Common Stock for aggregate consideration of $8 million. In connection with the Equity Financing, the Company entered into a Management Agreement dated as of August 30, 1996 with BCPV, pursuant to which the Company will pay BCPV (or an affiliate designated by BCPV) a management fee of $750,000 per year, plus 1% of any financings from parties other than affiliates of Bain Capital, for services including advice in connection with financings and financial, managerial and operational advice in connection with day-to-day operations (the "Management Agreement"). The Company is also obligated to pay certain expenses, not to exceed $250,000 per year without the Company's consent, of BCPV, Bain Capital and the Institutional Investors in connection with the Management Agreement. Effective June 30, 1998, the Company's obligation to pay a fee under the Management Contract was terminated, provided that, in the event of a merger or public offering, the Company is obligated to pay from the proceeds of such sale accrued but unpaid management fees. Each of Stephen G. Pagliuca and Marc Wolpow is a Director of the Company, a limited partner of BCPV, which is the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P., and a general partner of BCIP Associates, L.P. and BCIP Trust Associates, L.P., and a Managing Director of Bain Capital, which manages each of the institutional investors.

     Alphonse F. Calvanese, M.D., is a director of the Company and transferred his practice to the Springfield Affiliated Group for which he received his allocable portion of the total consideration paid to the physicians who transferred their practices to the Springfield Affiliated Group. Ira T. Fine, M.D., Dana H. Frank, M.D., Paul Z. Bodnar, M.D. and Richard Maffezzoli, M.D., each a Director of the Company, are members of medical practice groups which transferred their practice assets to the Flagship Affiliated Group for which they received the allocated part of the total consideration paid to physicians who transferred their practices to the Flagship Affiliated Group. Each of Drs. Calvanese, Fine, Frank, Maffezzoli and Bodnar are also officers of the Company and receives compensation for the Company and its affiliates. Each of Drs. Calvanese, Fine, Frank, Maffezzoli and Bodnar have also been granted options to purchase shares of the Company's Class A Common Stock.

                                 OTHER BUSINESS
                                 --------------

     Independent Accountants.  Ernst & Young, LLP is the Company's independent
     -----------------------
public accounting firm and has been since 1985. Representatives of Ernst & Young, LLP are not expected to be present at the Meeting.

     Solicitation.  The Company does not intend to solicit proxies.  If the
     ------------
Company undertakes any solicitation, all costs and expenses associated with its soliciting proxies will be borne by the Company. In addition to the use of the mails, proxies may be solicited by the directors, officers and employees of the Company by personal interview, telephone or telegram. Such directors, officers and employees will not be additionally compensated for such solicitation but may be reimbursed for out-of-pocket expenses incurred in connection therewith. Arrangements will also be made with custodians, nominees and fiduciaries for the forwarding of solicitation material to the beneficial owners of Common Stock held of record by such persons, and the Company will reimburse such custodians, nominees and fiduciaries for their reasonable out-of-pocket expenses incurred in connection therewith.

     Other Matters.  As of the date of this Proxy Statement, the Board of
     -------------
Directors is not aware of any other business or matters to be presented for consideration at the Meeting other than as set forth in the Notice of Meeting attached to this Proxy Statement. However, if any other business shall come before the Meeting or any adjournment or postponement thereof and be voted upon, the enclosed proxy shall be deemed to confer discretionary authority on the individuals named to vote the shares represented by such proxy as to any such matters.

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

                                                   Physicians Quality Care, Inc.
                                                   950 Winter Street
                                                   Waltham, MA 02154
                                                   Phone:  781-890-5560
                                                   Fax: 781-890-1796

       PHYSICIANS QUALITY CARE, INC.




       CORPORATE OVERVIEW



 .     .     .     .     .     .     .     .     .     .     .     .     .     .




                            Prepared September, 1998

       Physicians Quality Care, Inc.

       Building Sustainable Partnerships with Physicians

       I.  INTRODUCTION

       Physicians Quality Care, Inc. is a second-generation physician practice management company with a uniquely constructed organization and structure
       that blends the talents of its business and physician leaders.   Since
       its formation in 1995, PQC has followed a focused business development strategy that has resulted in relationships with more than 500 physicians in three markets. The Company anticipates achieving profitable operations by the end of 1999. The current annualized revenue level is approximately $90M. The Company's objective is to establish networks of primary and specialty care physicians and related diagnostic and therapeutic support services which can provide comprehensive healthcare services in targeted geographic areas.

       PQC's strategy includes the following central elements:

          . create a truly PHYSICIAN-DRIVEN ORGANIZATION in which practicing physicians are active participants in a highly collaborative operating environment

          . develop CRITICAL MASS AND MARKET DOMINANT GEOGRAPHIC PENETRATION in selected markets, by affiliating with large numbers of qualified physicians, who will in turn attract their colleagues due to strong professional AFFINITY RELATIONSHIPS

          . establish a sustainable business model which FULLY ALIGNS THE INCENTIVES of the Company and its affiliated physicians in terms of improved practice productivity and profitability, as well as the potential long term equity appreciation of PQC stock

          . build MULTI-SPECIALTY PHYSICIAN GROUPS that recognize primary care physicians as the coordinator of care for most patients and specialists as key resources for the treatment of complex medical problems and who frequently serve in a primary care capacity for patients with certain chronic conditions

          . emphasize SAME-STORE GROWTH ON A PHYSICIAN-BY-PHYSICIAN BASIS by maximizing the value of each patient encounter through improvement in practice productivity, appropriate utilization of ancillary services and intragroup referrals

          . develop and manage NEW PRODUCTS AND SERVICES, such as clinical research site management, that leverage the geographic density, multispecialty composition, and fully aligned incentive compensation program present within PQC affiliated physician groups

          . extend care management competencies in order to accept and succeed in the administration of CAPITATED RISK contracts for AFFILIATED PHYSICIAN GROUPS AND BROADER PHYSICIAN NETWORKS

       The Company believes that this strategy will enable it to generate increased demand for the services and capabilities of its affiliated physicians, treat patients in lower cost settings and negotiate favorable managed care contracts. The Company intends to achieve growth through the recruitment of additional physicians, the expansion of managed care relationships, the development of ancillary services, and the optimization of physician-to-physician referrals. These efforts will result in the formation of a truly integrated healthcare delivery system.

       The core of PQC's integrated healthcare delivery system strategy is its affiliation with groups of physicians who enter into long-term management agreements with the Company. The Company assumes responsibility for non-medical aspects of an affiliated physician's practice and focuses its efforts on increasing revenues and improving operating margins, implementing management information systems and negotiating managed care contracts. The physicians remain responsible for, among other things, the medical, professional and ethical aspects of their practices. By affiliating with the Company, physicians have expanded access to capital, continue to participate in the profitability of their individual practices and, through stock ownership, share a financial interest in the overall performance of the Company.

       PQC has demonstrated the ability to grow both through the acquisition of physician practices and the successful implementation of regional profit initiatives, which leverage the power of its affiliated physicians in each local market.

       PQC HAS STRONG EQUITY PARTNERS, all of whom possess significant healthcare experience. Bain Capital made its initial investment of $15M in August of 1996. In June, 1997 Bain Capital was joined by ABS Capital Partners (an affiliate of BT Alex. Brown) and GS Capital (an affiliate of Goldman Sachs). Terms for an additional $8M were recently finalized.
       The total capital invested by these three organizations is $43M. In addition, the company has raised an additional $10M from other investors. Debt financing is also currently being evaluated as the Company matures and receivables increase in size.

       The DEVELOPMENT PIPELINE is large and active and is also consistent with the Company's focused strategy, in that the development activities are directed exclusively at growth in existing or contiguous markets. Recognizing that approximately 78% of practicing physicians are members of groups of fewer than 10, PQC has established unique expertise in the aggregation of small independent practices into cohesive, integrated medical groups. This capability gives the Company a competitive advantage in promoting rapid add-on affiliation transactions.

       This year, PQC is TRANSITIONING FROM A START-UP ORGANIZATION TO AN ESTABLISHED COMPANY able to provide sustainable operating performance for its shareholders and its physician partners.

       II.  INDUSTRY DYNAMICS

       BUSINESS PROPOSITION

       The rapid changes within the health care industry are bringing greater emphasis to the central role played by physicians in the delivery of healthcare services. Traditional clinical and financial relationships are changing rapidly. Physicians are presented with incentives to utilize healthcare services more efficiently. At the same time, patients and payors are setting higher standards for the quality of care provided. Because physicians, through their clinical decision-making, control or influence more than 80% of all health care expenditures, PQC believes that physicians are in the best position to create and sustain the changes demanded by the health care marketplace and thus create real and sustainable value.

       The healthcare industry continues to evolve rapidly. Hospitals, payors and physician organizations are working separately and collaboratively to improve the quality of healthcare, while lowering overall costs. The relationships take on the particular character of each specific market. "All Healthcare is Local" is an accurate way to describe the observed variations, driven by regulatory, professional and demographic trends. PQC believes it is critical to build broadly and deeply in a few attractive markets, to achieve market leverage.

       Physician Practice Management Companies (PPMC's) come in many forms and are evolving to adapt to the dynamic environment. PQC believes that, notwithstanding the diversity within the PPMC sector, success will come only to those organizations with the following characteristics:

          .  Truly Physician-Driven

          .  High Quality Physicians

          .  Medical Cost Management Skills

          .  Strong Regional Management (e.g. Operations and Contracting)

          . Flexible Portfolio of Relationships (e.g. Owned, Multi-Specialty, Single-Specialty, and Network)

       MAJOR TRENDS DEFINING RELATIONSHIPS WITH PHYSICIANS

       The growing significance of PPMC's in the consolidation of physicians parallels the inability of hospitals and payors to effectively control the physician - patient relationship.

       Hospitals have chosen two major strategies. Through the formation of Physician-Hospital Organizations (PHO's), hospitals have attempted to create regionally focused contracting networks. The performance of PHO's has been mixed, both in terms of their ability to secure contracts and in their management. Indeed, for many physicians PHO = pHO, an organization in which the physicians play secondary roles in governance and operations. Hospital-affiliated group practices have been formed as vehicles for the acquisition and management of physician practices. The premise is that ownership will secure long term referral sources for the sponsoring organization. However, the financial and operational performance of these organizations has been disappointing. Nationally, only one in six of such group practices are reported to breakeven. The average annual operating loss has been reported to be between $70 and $80K per physician. Many physicians are unhappy with the institutional character of the management support. Physician compensation arrangements frequently remove the incentives present in traditional, private practice productivity-based compensation.

       Many large national and regional payors manage "captive" physician organizations. These staff model groups have frequently experienced operational and productivity performance deficits similar to hospital-affiliated groups. This can be attributed to the institutional nature of the relationship between the physicians and the sponsoring organization. Moreover, the reliance on a single source for all revenue has resulted in a high turnover of enrollees, when a subscriber's health plan coverage changes to another payor. This disruption of the physician-patient relationship is frustrating to clinicians and patients alike. Finally, the public is increasingly demanding expanded choice. Such market forces are contrary to tightly controlled, mandated provider networks that the payors have operated. As a result, a large number of payor-owned groups have been sold or restructured.

       The failure of physician groups owned by hospitals and payors creates substantial opportunities for well-managed physician organizations. This is true in two significant ways. First, there is a business opportunity to improve the financial and clinical performance of these owned practices. Second, the business opportunity can be accomplished in a manner, which promotes long term collaboration with the hospital and/or payor. When properly implemented, partnerships involving well-managed physician groups with hospitals and/or payors will support each party's strategic objectives.

       A number of initially well-respected PPMC's have lost credibility due to earnings disappointments. This has been attributable to the PPMC's reliance on the ability to arbitrage the revenues generated from practice acquisitions. Such emphasis has often resulted in a lack of attention to building real value on behalf of the affiliated physician groups. The decline in shareholder value of publicly traded PPMC's has been well documented by the financial media. In addition, the dissatisfaction of some physician groups with their PPMC business partners has been widely described.

       III.  PQC BUSINESS MODEL

       PQC affiliates with physicians:

          . who are committed to improving the healthcare delivery process while ensuring cost-effective care;

          . whose reputation with their patients, peers and payors is that of a thought leader and excellent clinician;

          .  who are intent on enhancing and expanding their practices;

          . who are primary and specialty care physicians with demonstrated success at meeting the needs of patients and payors according to the dynamics of their particular environments; and

          . who are committed to sharing / creating best-demonstrated practices with their colleagues.

       Also, PQC affiliated physicians are high achievers and independent-minded. They are seeking to maintain significant autonomy, but are willing to exchange some of that autonomy in order to successfully affiliate with colleagues to create greater market leverage.

       PQC makes the following value proposition to its affiliates:

          .  Physician-Driven

          .  Aggregation / Market Power

             [ ] Multi-specialty Group Equity Affiliation Model

             [ ] Network Management

          .  Contracting

          .  Controlling Practice Overhead Costs

          .  Ancillaries

          .  Systems / Operations

          .  Protocol Development

       Upon affiliation, PQC enters into a long-term administrative services agreement with group practices. Under the agreement, PQC assumes management of all business aspects of the practice and provides physicians with management expertise, sophisticated information systems and negotiation and comprehensive management of managed care contracts. As a true partner, PQC relies on the medical knowledge, expertise and skills of its physician partners to improve outcomes, utilization of resources and apply best practice protocols to the patient base they serve.

       Over the longer term, PQC intends to expand its relationships and services to cover a broad portion of the continuum of care required to treat patients, all centered around this physician base. Acquisitions, joint ventures, strategic partnerships and affiliations with traditional healthcare providers such as hospitals, skilled nursing and long-term care facilities will be employed to build an integrated system. The creation of local care networks will enable PQC to maintain high-quality care, promote efficient utilization of medical services and control costs, thereby positioning it to contract favorably with payors on a capitated basis.

       Under the PQC model, physicians are business partners, not salaried employees. The mechanism by which this relationship is formalized includes the execution, by each physician, of a contractual agreement between the physician and the medical group. The agreement describes the basis for physician compensation. Unlike fixed salary arrangements, physician compensation for PQC-affiliated physicians is dependent upon productivity. The compensation plan includes a profit-sharing mechanism, which recognizes financial gains generated by individual physicians and by the group as a whole. The objective is to diversify and grow total physician compensation. For many physicians, the alternative to a relationship with PQC will likely be a net reduction in their total compensation. The diagram on the following page graphically describes the basic elements of the equity affiliation model from the perspective of a participating physician.

       From the Company's perspective, successful partnerships with physicians - that provide genuine value and return - will be achieved by execution of PQC's business model. PQC is confident that focused attention to the elements of its model will yield substantial returns to its shareholders. This includes a commitment to closing subsequent acquisitions within the defined deal parameters. Also, it includes a commitment to grow the company in existing and contiguous markets. Finally - and most importantly, it includes a resolute commitment to creating growth for each affiliated physician. The following table provides additional detail about the characteristics of PQC's business model.

                              PQC Ecomomic Model
                 Practice Affiliation:  The Economic Equation

                                                   Physician        Additional Physician
                                                   Compensation     Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                Total Comp:            200*
                                Previous Year
-------------------------------------------------------------------------------------------------------------------------------
Reduction of Administrative     Baseline Comp:         160*                [PQC]               .  PQC Stock
Burden/Access to Capital        Year 1                                      230*               .  One Time Cash
                                                                                                  Payment to Physicians
-------------------------------------------------------------------------------------------------------------------------------
Reduction of Administrative     Total Comp:            160*                 230*               .  Risk  Pool
Burden/Access to Capital        Year 1                                                         .  Referrals
                                                                                               .  New M.D.'s
                                                                                               .  Ancillaries
                                                                                               .  Efficiencies
-------------------------------------------------------------------------------------------------------------------------------
Reduction of                    Total Comp:            160*                 250*               .  Appreciation Potential
Administrative                  Year 2                                                         .  Particularly Attractive
Burden/Access to Capital                                                                          For Pre-Public Holders.
-------------------------------------------------------------------------------------------------------------------------------
Reduction of Administrative     Total Comp:            160*                 270*
Burden/Access to Capital        Year 3
-------------------------------------------------------------------------------------------------------------------------------
                                Year 3                  ?                    ?
                                Alternative
-------------------------------------------------------------------------------------------------------------------------------

  *Number is an approximation based on the bar graph characterization in the PQC
   Economic Model.


                   CHARACTERISTICS OF THE PQC BUSINESS MODEL
--------------------------------------------------------------------------------
Geography:                  [ ]  Sustained Regional Focus for Optimal Market
                                 Leverage

                            [ ]  Currently in Three Markets:

                                 [ ] Western Massachusetts

                                 [ ] Mid-Atlantic

                                 [ ] Atlanta

                            [ ]  Same and Contiguous Market Growth

                            [ ]  Maintain East Coast Orientation
--------------------------------------------------------------------------------
Physician Types:            [ ]  Multi-Specialty (60% Primary Care)

                            [ ]  Broad Clinical Capabilities

                            [ ]  High Quality

                            [ ]  Affinity Relationships Support Additional
                                 Affiliations
--------------------------------------------------------------------------------
Types of Affiliations:      [ ]  Owned (80% Stock / 20% Cash On Average)

                            [ ]  Network Management (Lower Capital Requirement)

                            [ ]  Need Multiple Products to Offer Physicians at
                                 Different Stages of Career and Thinking
--------------------------------------------------------------------------------
Valuation Methodology:      [ ]  6 - 8X EBITDA

                            [ ]  30% IRR Investment Target

                            [ ]  Anticipated Reduction with Scale in Market
--------------------------------------------------------------------------------
PQC Revenue Structure:      [ ]  Owned: 15% of Historic Compensation + Profit
                                 Sharing

                            [ ]  Network: 10% Management Fee + Profit Sharing

       IV.  PPMC COMPETITOR ANALYSIS

       In its three markets, PQC sees competition from four PPMC's. Frequently, local hospital systems are also perceived to be competitors. The degree of competition varies significantly. Indeed, in some cases, the alternative to a PQC relationship is for the physicians to remain independent. The following table profiles PQC's key competitors:

         TYPE                       HISTORICAL                                     FUTURE
----------------------------------------------------------------------------------------------------------------
 .  PPMC (PhyCor)          .  Own Large Clinics                   .  Equity Model Where Available
                          .  Some Networks                       .  Reduced Acquisition Cost
                          .  Intra-referrals, Ancillaries        .  Networks
                                                                 .  Hospital Joint Ventures (Equity and Network)
                                                                 .  More Capitation
                                                                 .  Baltimore, Atlanta & CT Competitor to PQC
----------------------------------------------------------------------------------------------------------------
 .  PPMC (MedPartners)     .  Own Staff Model                     .  More of the same
                          .  Large Networks                      .  Focus on Same Practice Value / Profitability
                          .  Capitation                          .  Massachusetts Competitor to PQC
----------------------------------------------------------------------------------------------------------------
 .  PPMC (ProMedco)        .  Large clinics in secondary          .  Massachusetts and Maryland competitor to PQC
                             markets                             .  Develop in immature managed care markets
                          .  Acquired network management
                             capability
----------------------------------------------------------------------------------------------------------------
 .  HOSPITAL               .  Virtually every hospital has        .  Competitor to PQC in all markets
                             some ownership interest in a        .  Selling practices in all markets...potential
                             physician group                        partner with PQC for both equity and network
                          .  Unprofitable and unproductive          relationships
                             relationships
----------------------------------------------------------------------------------------------------------------
 .  PAYOR                  .  Owned practices exclusively         .  Typically, practices will be sold or
                             serve needs of covered population      restructured to accept other payors
                                                                 .  Business partner with PQC in all markets
----------------------------------------------------------------------------------------------------------------
 .  INDEPENDENT            .  Determined physicians strive        .  Competitor to and partner with PQC in all
   PHYSICIAN GROUP           to aggregate in manner which           markets
                             protects independence and           .  PQC's unique business expertise at combining
                             autonomy                               small, independent practice presents sizable
                          .  Shortage of capital,                   potential for creating add-on equity and
                             management expertise and               network relationships, as well as entree
                             physician time limit                   into new markets
                             potential of most groups
----------------------------------------------------------------------------------------------------------------
 .  DO NOTHING             .  Physicians fail to see value        .  Potential participant in network
                             in aggregation, prefer to              relationships, perhaps as a precursor to an
                             remain independent                     equity relationship in the future
----------------------------------------------------------------------------------------------------------------

       V.  PQC'S CURRENT PHYSICIAN PARTNERSHIPS

       WESTERN MASSACHUSETTS

       Medical Care Partners, PC is the name of the multi-specialty group practice affiliated with Physicians Quality Care in Western Massachusetts. This group, the first to affiliate with PQC, consists of 45 physicians practicing at 11 different locations in the Springfield, MA and Northern Connecticut area who serve approximately 50,000 patients. The group has successfully managed a full-risk Medicare contract for two years (2,500 lives). PQC developed a group-owned laboratory, which is expected to generate more than $2M in revenue in 1998. Radiology, ultrasound and mammography services have been introduced.

       MID-ATLANTIC

       PQC's Mid-Atlantic relationship is with Flagship Health, PA. This multi-specialty group practice is comprised of approximately 160 physicians and other practitioners from the Baltimore and Annapolis, MD area who serve their patients from more than 35 different clinical sites. Flagship Health was formed by the combination of 17 separate practices. The group currently manages the care of about 180,000 patients, with over 50,000 on a capitated basis. As is the case with Medical Care Partners, PQC has introduced clinical laboratory and diagnostic imaging services to the group. Currently, Flagship Health physicians are participating in 11 different clinical research trials, which are expected to generate approximately $.5M in additional revenue in 1998.

       ATLANTA
       Physicians Quality Care is a 50% shareholder of TLC Management Company, Inc. (TLC). This network management company has an exclusive management contract with Total Life Care, PC, a 325-physician Independent Practice Association, whose members serve approximately 325,000 people. TLC currently manages approximately 9,000 covered lives. This number is expected to rise to 22,000 by year-end 1998. Effective July 1, 1998, TLC will participate in capitated relationships for commercial and Medicare populations with CIGNA, Kaiser and a number of smaller regional payors. Due to the structure of this relationship, PQC reports TLC's performance as investment income.

       VI.  DEVELOPMENT STATUS

       Consistent with the its focused, regional strategy, PQC has a very active pipeline of development opportunities. Both equity and network management relationships are well represented. Some of the key development opportunities are:

          . An established, 62-physician primary care group in a contiguous market;

          . An established 45-physician multi-specialty group in a contiguous market;

          . A network management relationship with a 250-member physician organization in a contiguous market and related equity affiliations with 25 physicians

          . A 20-physician hospital-affiliated group practice in an existing market

       These opportunities are at various stages of negotiation. There is no assurance than these or any other prospective transaction will be successfully completed.


       In July, PQC announced the signing of a major agreement with Johns Hopkins Medicine that provides for collaboration on contracting and physician development issues within the Mid-Atlantic Region. The parties have also agreed to explore the feasibility of creating a joint venture entity that will exclusively support medical management efforts for the two organizations. The Company believes that the relationship with Johns Hopkins validates the tenets of the PQC model.

       VII.  SENIOR MANAGEMENT AND KEY EMPLOYEES

       PQC's management team includes professionals who have successfully organized, operated and financed private and publicly held healthcare growth companies during a period of broad market changes in the healthcare industry.

       JERILYN P. ASHER is a founder of the Company and serves as both Chief
       ----------------
       Executive Officer and Chairman of the Board of Directors. She has over fifteen years of experience as a healthcare executive in both the public and private sectors, with broad-based responsibilities for all aspects of constituency building with physicians and payors, business development, finance, operations, sales, marketing and federal and state healthcare regulation. Ms. Asher served as President and a member of the Board of Directors of Abbey Healthcare Group Incorporated, which, since its merger with Homedco (now Apria Healthcare), is the nation's largest home healthcare provider with in excess of $1 billion in net revenues.

       Ms. Asher was a founder and served as President and Chief Executive Officer and Chairwoman of the Board of Directors from 1988 to 1995 and Executive Vice-President from 1985 to 1988 of Protocare, Inc., a leading regional provider of home healthcare products and services. Protocare, Inc. provided a broad range of infusion and respiratory therapies, nursing care and home medical equipment through seven branches and fourteen satellite facilities located in twelve states along the East Coast through a network of 4,000 physicians. Protocare had revenues of $50 million and operating income of $2.7 million and its significant industry indicators, such as days sales outstanding and inventory turnover were among the most favorable in the industry.

       From 1978 to 1984, Ms. Asher served as Executive Director of United Cerebral Palsy of Western Massachusetts, Inc., a multi-service agency providing direct care services to persons of all ages with multiple disabilities. While at United Cerebral Palsy, she pioneered comprehensive methods of delivering healthcare services to people with disabilities under the Medicare/Medicaid programs, which became a delivery system model replicated throughout the country. Ms. Asher received numerous awards for this pioneering work in capitated care for dual-eligible populations. Ms. Asher also designed and implemented the first community-based, de-institutional model of medical care management for high-risk, non-verbal, ventilator-dependent quadriplegics in the country. Ms. Asher attended Smith College and received a Master of Education Degree from the Graduate School of Education at Harvard University.

       EUGENE M. BULLIS has served as Chief Financial Officer since March 1998.
       ----------------
       He is responsible for all financial and information system functions for
       the Company.   Mr. Bullis joined PQC after serving as an independent
       business consultant and interim business executive with a number of technology companies, including Computervision, NYNEX and Eastman Kodak. From 1979 through 1989, he served as a senior executive at Wang Laboratories, the final two years as Chief Financial Officer and Treasurer. Prior to joining Wang Laboratories, Mr. Bullis was a partner in the public accounting firm, Ernst and Young. He holds a Bachelor of Arts Degree in Business Administration from Colby College and is a Certified Public Accountant.

       DANA FRANK, M.D. is President and a member of the Board of Directors of
       ----------------
       the Company. He also serves as President of the Mid-Atlantic Region. He has been in the private practice of medicine since 1981. Formerly, Dr. Frank was Chairman of the Board of The Physicians Group, Johns Hopkins at Green Spring Station in Lutherville, Maryland. He has also been an Assistant Professor, Consulting Internist and Headache Specialist at The Johns Hopkins School of Medicine since 1987, and is on the Medical Board of Johns Hopkins Hospital. He received his Bachelor of Arts Degree from Brown University and his M.D. from George Washington University. He completed his internship and residency at Johns Hopkins Hospital.

       DEBORAH I. REDD is Chief Operating Officer for the Mid-Atlantic Region.
       ---------------
       She joined the Company in March 1998. Previously, Ms. Redd served as President for three Health Maintenance Organizations owned by Coastal Physicians Group. From 1991 to 1995, she was Vice-President for Network Management for Blue Cross/Blue Shield of Maryland, as well as President of Potomac Physicians, a primary care physician group which serves BCBSMD patients. From 1977 to 1990, Ms. Redd served in a number of executive capacities for Chesapeake Physicians, a multi-specialty physician professional association affiliated with the Johns Hopkins School of Medicine, including Associate Executive Director. Ms. Redd holds a Bachelor of Science Degree from the University of Cincinnati.

       AL CALVANESE, MD is Chief Medical Officer and a member of the Board of
       ----------------
       Directors of the Company. He also serves as President of the New England Region. He has been in the private practice of medicine since 1981. Formerly, Dr. Calvanese was President of Associated Community Physicians, a primary care physicians network in Springfield, MA. He received his Bachelor of Science Degree from the University of Massachusetts and his MD from Tufts University. He completed his internship and his residency at BayState Medical Center.

       MARK GOLBERG is Chief Operating Officer for the New England Region where
       ------------
       he is responsible for practice growth, operations, and quality. Prior to joining PQC, he was COO of TravCorps Corporation, a healthcare temporary staffing company. Prior to this Mr. Golberg was the Director of APM, Inc.'s Clinic Operations Practice where he led complete business and clinical operations restructurings of many nationally recognized academic medical centers, for-profit hospitals, and multi-specialty clinics. From 1985 to 1990, Mr. Golberg was a consultant at two major consulting firms, Bain and Company and Arthur D. Little, on engagements encompassing cost and competitive strategy, marketing, and customer retention strategy for Fortune 100 companies, as well as major hospital, long-term care, and pharmaceutical/medical product companies. Prior to 1985, he was the co-founder and vice-president of the hospital chain HRCA/Republic Health Corporation. Mr. Golberg holds Master of Business Administration and a Bachelor of Arts Degree from the University of Chicago, where he received the Hearst Prize for excellence in studies.

       PAUL BODNAR, MD serves as Senior Vice-President for Managed Care and
       ---------------
       Medical Director and is also a member of the Board of Directors of the Company. He also serves as Medical Director of the Mid-Atlantic Region. Prior to joining PQC, Dr. Bodnar served for ten years as the Medical Director of Clinical Associates, a 90-member multi-specialty group practice, of which he has been a practicing pediatrician since 1980. Dr. Bodnar received his Bachelor of Arts Degree from Johns Hopkins University and his M.D. from Columbia University. He completed his internship and residency at Johns Hopkins Hospital and Sinai Hospital in Baltimore.

       RICHARD MAFFEZZOLI, MD serves as Senior Vice-President for Development
       ----------------------
       and Business Analysis and is also a member of the Board of Directors of the Company. He also serves as Director of Development for the Mid-Atlantic Region. Dr. Maffezzoli was founder and President of Clinical Associates, a 90-member multi-specialty group practice, which serves 60,000 capitated and 200,000 fee-for-service patients. Dr. Maffezzoli received his Bachelor of Arts and his M.D. from Degree from Johns Hopkins University. He completed his internship and residency at Johns Hopkins Hospital

       HARRY DODYK serves as Vice-President for Managed Care for the New England
       -----------
       Region.  He is responsible for the development and implementation of the
       company's regional managed care strategy.   From 1988 to 1997, he worked
       for the Fallon Community Health Plan, a 190,000 member HMO in Central Massachusetts, with more than $400,000,000 in annual revenue. He served as its Director of Regional Development and Director of Operations. From 1987 to 1988, Mr. Dodyk served as the Chief Financial Officer of the Matthew Thornton Health Plan, an HMO in New Hampshire. From 1975 to 1987, Mr. Dodyk held a number of positions at Blue Cross Blue Shield of Massachusetts, including the position of Associate Executive Director at one of Blue Cross's IPA model HMOs. Mr. Dodyk holds a Bachelor of Arts Degree in Economics and English from Brandeis University and a Master of Business Administration Degree, with a concentration in Health Care Management, from Boston University.

       MARK E. MAZAK serves as Vice-President for Strategy and Development.  He
       -------------
       is responsible for the development and implementation of corporate and subsidiary strategic, business and marketing planning. From 1981 to 1995 he served as a senior executive at the Melrose-Wakefield Hospital Association, a $120M community healthcare system, in the capacities of Vice-President of Planning, Vice-President of Planning and Ancillary Services and finally as Vice-President of Administrative Services. From 1978-1981, he worked for the Commonwealth of Massachusetts Department of Public Health Determination of Need Program as both Chief Planner and then Assistant Director. During his tenure, Mr. Mazak performed feasibility analyses for $250M in healthcare projects and led policy-making efforts in the areas of managed care and mental health. From 1976 to 1978 he served as Assistant Director of the Medical Care Group, a Washington University affiliated health maintenance organization, in St. Louis, Missouri. He holds a Bachelor of Science Degree in Biology from the Massachusetts Institute of Technology, and a Master of Science Degree in Health Policy and Management from Harvard University School of Public Health.

       CHARLES L. POPKIN serves as Vice-President for Development.  He is
       -----------------
       responsible for the assessment and development of business opportunities in new or existing markets and integrating these initiatives into the Company's existing operations. He was formerly the President of Medical Claims Management, a company he founded in 1993, which provides business management of medical practices for physicians by joining the best management technologies with superior business systems and procedures. From 1990 to 1993, Mr. Popkin served as a Senior Consultant in the Management Consulting Service Group of Price Waterhouse where he conducted financial and strategic analysis for companies in a variety of industries. From 1986 to 1988, Mr. Popkin served as a Senior Accountant in the Audit Department of Deloitte & Touche. He is a Certified Public Accountant and holds a Bachelor of Science Degree from Bentley College in Accountancy and Management and a Master of Business Administration Degree from the Kellogg School, Northwestern University.






       VIII.  GOVERNANCE STRUCTURE OF AFFILIATION

       The PQC governance model is firmly built upon the importance of physician participation in the governance of the company. The relationship between the physician groups and PQC is illustrated in the accompanying diagram:


                                 SHAREHOLDERS
                              (Physicians Largest
                               Ownership Group)


                              BOARD OF DIRECTORS
                             (Physician Majority)

     OPERATING                        PQC                   NATIONAL MEDICAL
     COMMITTEE               (Physician President)           ADVISORY BOARD

          NEW ENGLAND            MID-ATLANTIC           ATLANTA
        (Physician-Led)        (Physician-Led)      (Physician-Led)





       PQC is a truly physician driven company:

        .  Physicians are the largest shareholder group

        .  Physicians hold the majority of Board seats

        .  Physicians hold key leadership positions
           (President, Chief Medical Officer, Senior Vice-Presidents)

        .  Physicians serve as President and CEO in each region



       IX.  PQC'S GOALS AND  OBJECTIVES FOR 1998

       PQC views 1998 as a critical year in the transition of the Company from a start-up organization into a fully functioning and profitable enterprise. The Company has implemented operating and development plans that it believes will result in achieving profitable operations by the end of 1999. Critical to the attainment of these goals is PQC's ability to deliver on the "value proposition" to its physician partners.
       Development will continue to be focused on expanding relationships in existing or contiguous markets. New equity transactions will only be conducted if they can be done within the Company's investment parameters. PQC will also continue to work on the development of its network management product. The Company anticipates introducing this product into existing and contiguous markets. During this year, PQC will continue to harness the aggregate power of the physicians by the continued development of group-operated ancillary services. Also, increased intragroup referrals are anticipated as physicians become more educated regarding the clinical capabilities of their new physician partners. Finally, the Company will continue to seek opportunities to assume risk under capitated managed care contracts, always recognizing the continued importance of bringing optimal value to all other payor contracting relationships. Successful execution along these dimensions is realistic. The Company is confident that a truly physician-driven organization can provide genuine and sustainable shareholder value and will enjoy market distinction from others in the PPM sector.