Form 10-Q
period 1998-09-30
PHYSICIANS QUALITY CARE INC
filed 1998-11-13
CIK 947569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended           September 30, 1998
                              --------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                              -------------------  -------------------


Commission file number         333-26137
                      ---------------------------


                         Physicians Quality Care, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



             Delaware                               04-3267297
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
   Incorporation or Organization)



    950 Winter Street, Suite 2410, Waltham, Massachusetts           02154
-------------------------------------------------------------------------------
         (Address of Principal Executive Offices)                 (Zip Code)



Registrant's Telephone Number, Including Area Code         (617) 890-5560
                                                  ------------------------------


                                Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes [X]  No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of issuer's common stock, as of November 9, 1998 was: 26,281,780 shares of Class A Common Stock, $.01 par value, 2,809,296 shares of Class B-1, $.01 par value, 1,790,704 shares of Class B-2 Common Stock, $.01 par value, 7,692,309 shares of Class C Common Stock, $.01 par value, and 2,461,538 shares of Class L Common Stock, $.01 par value.

                           PHYSICIANS QUALITY CARE, INC.

                                     FORM 10-Q

                                 TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
PART I      FINANCIAL INFORMATION

Item 1.     Balance Sheets as of September 30, 1998 and
            December 31, 1997......................................   1

            Statements of Operations for the three and nine
            months ended September 30, 1998 and 1997...............   2

            Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997......................   3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................   7


PART II     OTHER INFORMATION

Item 4.     Submission of Matters to Vote of Security Holders......  23

Item 6.     Exhibits and Reports on Form 8-K.......................  23

Signatures.........................................................  24

Exhibit
Index..............................................................  25

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PHYSICIANS QUALITY CARE, INC.
BALANCE SHEETS

                                                                              (Unaudited)
                                                                          September 30, 1998    December 31, 1997
                                                                         -------------------   -----------------
ASSETS
Current Assets:
       Cash and cash equivalents                                             $  5,386,473        $  8,782,019
       Restricted cash                                                          1,235,797                 --
       Prepaid expenses                                                            14,614              35,175
       Due from affiliated physician practices                                 14,689,090           5,719,421
       Other current assets                                                        50,052              69,868
                                                                             ------------        ------------

Total current assets                                                           21,376,026          14,606,483
       Investment in long term affiliation agreements, less
           accumulated amortization of $1,879,778 and $1,394,987 in
           1998 (unaudited) and 1997, respectively                             52,612,195          57,340,059
       Property and equipment, net                                                376,559           1,327,860
       Other assets                                                               279,418             136,181
                                                                             ------------        ------------

       Total assets                                                          $ 74,644,198        $ 73,410,583
                                                                             ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                      $    556,660        $  1,218,766
       Accrued compensation                                                       165,653             266,138
       Accrued expenses                                                           511,642             628,433
                                                                             ------------        ------------

Total current liabilities                                                       1,233,955           2,113,337
Deferred taxes                                                                        --              746,062

Commitments and contingencies                                                         --                  --
Common stock, subject to put, 18,691,636 and 18,157,982 shares authorized, issued and outstanding at September 30, 1998
  (unaudited) and December 31, 1997, respectively                              42,046,807          54,473,947

Stockholders' equity:
       Class A common stock, $.01 par value, 135,000,000
           shares authorized, 8,602,644 and 8,505,208 shares issued
             and 7,590,144 and 7,492,708 outstanding at September 30,
              1998 (unaudited) and December 31, 1997, respectively                 86,026              85,052
       Class B-1 common stock, $.01 par value, 6,727,043
           shares authorized,  2,809,296 shares issued and outstanding
             at September 30, 1998 (unaudited) and December 31, 1997               28,093              28,093
       Class B-2 common stock, $.01 par value 4,287,957
           shares authorized, 1,790,704 shares issued and outstanding
             at September 30, 1998 (unaudited) and December 31, 1997               17,907              17,907
       Class C common stock, $.01 par value, 27,692,309
           shares authorized, 7,692,309 shares issued and outstanding
             at September 30, 1998 (unaudited) and December 31, 1997               76,923              76,923
       Class L Common Stock, $.01 par value 2,461,538 shares authorized,           24,615                 --
           2,461,538 shares issued and outstanding at September 30, 1998
             (unaudited) and no shares issued and outstanding at
              December 31, 1997
       Additional paid-in capital                                              57,826,177          49,846,913

       Accumulated deficit                                                    (26,686,180)        (33,967,526)

       Less treasury stock, at cost, 1,012,500 shares                             (10,125)            (10,125)
                                                                             ------------        ------------
       Total stockholders' equity                                              31,363,436          16,077,237
                                                                             ------------        ------------
       Total liabilities and stockholders' equity                            $ 74,644,198        $ 73,410,583
                                                                             ============        ============

See accompanying notes to unaudited financial statements and management's discussion and analysis of financial condition and results of operations.

                   PHYSICIANS QUALITY CARE, INC.
                   STATEMENTS OF OPERATIONS
                   (UNAUDITED)

                                                    For the Three Months               For the Nine Months
                                                     Ended September 30,                Ended September 30,
                                                      1998           1997              1998             1997
                                                   -----------     -----------       ----------     -----------
Net patient service revenue                        $20,871,776     $10,611,641     $ 62,674,149     $31,835,290
Less:  amounts retained by physician groups          5,711,688       3,495,120       17,642,128      10,962,568
                                                   -----------     -----------     ------------     -----------
Management fee revenue                              15,160,088       7,116,521       45,032,021      20,872,722

Operating expenses:
     Nonphysician salaries and benefits              7,078,027       3,261,539       20,640,494       9,475,645
     Other practice expenses                         6,831,857       3,106,220       20,053,930       8,740,854
     Corporate and regional expenses                 1,967,460       1,441,844        6,486,101       4,222,235
     Depreciation and amortization                     853,110         505,011        2,358,491       1,463,372
     Provision for bad debts                         1,041,852         280,335        2,508,967         835,916
                                                   -----------     -----------     ------------     -----------

Total expenses                                      17,772,306       8,594,949       52,047,983      24,738,022
Operating Loss                                      (2,612,218)     (1,478,428)      (7,015,962)     (3,865,300)
Other Income (expense):
     Interest income                                   100,463         274,508          252,021         311,301
     Interest expense                                  (14,813)        (23,532)         (71,940)       (129,358)
     Loss of investment in subsidiary                 (183,192)                        (506,478)
                                                   -----------     -----------     ------------     -----------
Loss before income taxes                            (2,709,760)     (1,227,452)      (7,342,539)     (3,683,357)
                                                   -----------     -----------     ------------     -----------
     Income tax benefit                                746,063             --           746,063             --
                                                   -----------     -----------     ------------     -----------

Net loss                                            (1,963,697)    (1,227,452)      (6,596,296)     (3,683,357)
                                                   ===========     ===========     ============   =============

Net income (loss) available to common stock        $16,453,439     $(1,227,452)    $  7,281,344    $(10,362,344)
                                                   ===========     ===========     ============   =============

Net income (loss) per common share                 $      0.40     $     (0.04)    $       0.18   $       (0.36)
                                                   ===========     ===========     ============   =============
Net income (loss) per common share assuming
   dilution                                        $      0.32     $     (0.04)    $       0.14   $       (0.36)
                                                   ===========     ===========     ============   =============

Weighted average shares outstanding                 41,589,306      33,976,811       40,106,514      28,516,949
                                                   ===========     ===========     ============   =============
Weighted average shares outstanding assuming
   dilution                                         50,685,887      33,976,811       50,264,579      28,516,949
                                                   ===========     ===========     ============   =============

See accompanying notes to unaudited financial statements and management's discussion and analysis of financial condition and results of operations.

                   PHYSICIANS QUALITY CARE, INC.
                   STATEMENTS OF CASH FLOW
                   (UNAUDITED)

                                                                                  For the Nine Months
                                                                                   Ended September 30,
                                                                                  1998                  1997
                                                                             ------------          ------------
OPERATING ACTIVITIES
Net Loss                                                                     $ (6,596,296)         $ (3,683,357)
Adjustments to reconcile net loss to net cash used
           in operating activities:
     Depreciation and amortization                                              2,358,491             1,463,372
     Deferred Taxes                                                              (746,062)
     Changes in operating assets and liabilities,
           net of effects of business acquisitions:
         Increase in due from affiliated physician practices                   (4,231,175)           (5,790,699)
         Increase in prepaid expenses and other assets                            (52,860)             (824,661)
         Decrease in accounts payable, accrued compensation,
           accrued expenses and income taxes payable                             (737,781)             (608,699)
                                                                             ------------          ------------

Net cash used in operating activities                                         (10,005,683)           (9,444,044)

INVESTING ACTIVITIES
Purchase of property and equipment                                               (108,922)           (1,083,234)
Cash paid for affiliations                                                        (50,000)             (831,231)
Cash paid for affiliation costs                                                       --               (406,097)
Increase in restricted cash                                                    (1,235,797)                  --
Increase in deferred acquisition costs                                                --               (657,632)
                                                                             ------------          ------------

Net cash used in investing activities                                          (1,394,719)           (2,978,194)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of
 issuance costs                                                                 8,004,856            30,965,102
Proceeds from note payable                                                            --              3,628,448
Decrease in deferred financing costs                                                  --                 18,196
Payments on note payable                                                              --             (3,500,000)
Payments on capital lease obligations                                                 --               (207,705)
Cash paid for debt issuance cost                                                      --               (331,148)
                                                                             ------------          ------------
Net cash provided by financing activities                                       8,004,856            30,572,893
                                                                             ------------          ------------
Net decrease in cash and cash equivalents                                      (3,395,546)          (18,150,655)
Cash and cash equivalents at beginning of period                                8,782,019               136,926
                                                                             ------------          ------------
Cash and cash equivalents at end of period                                   $  5,386,473          $ 18,287,581
                                                                             ============          ============

See accompanying notes to unaudited financial statements and management's discussion and analysis of financial condition and results of operations.

                         Physicians Quality Care, Inc.

                    Notes to Unaudited Financial Statements
                 Nine Months Ended September 30, 1998 and 1997


(1)  Basis of Presentation
     ---------------------

          The accompanying unaudited financial statements of Physicians Quality Care, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and in accordance with Rule 10-01 of Regulation S-X.

          In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of results for the full year.

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

(2)  Net Income (Loss) Per Common Share
     ----------------------------------

          Net income of common stock is computed by dividing the net income
(loss) available to common stock by the weighted-average number of shares of common and common equivalent shares outstanding during each period presented. The net income (loss) available to common stock for the three and nine months ended September 30, 1998 and September 30, 1997 reflects the accretion adjustments for common stock subject to put to fair value at those respective balance sheet dates. The effect of options and warrants is not considered for the three and nine months ended September 30, 1997 as it would be antidilutive. Fully diluted loss per share is not presented because the effect would be antidilutive.

          In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for both interim and annual periods ending after December 31, 1997 and requires restatement of all prior period EPS data. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants will be excluded. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has applied this standard in 1997 and 1998.

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

(6)  Financing
     ---------

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

          The Class L Common Stock automatically converts into Class A Common Stock upon the occurrence of a public offering that satisfies certain criteria, upon a merger, consolidation, liquidation or winding up of the Company or a sale or other transfer of all or substantially all of the Company's assets, or certain other conditions brought about by partial redemption of Class L Common Stock. The Class L Common Stock is also convertible at any time at the option of the holder. The number of shares of Class A Common Stock into which the Class L Common Stock is convertible is determined according to a formula and is based on the value of Class A Common Stock issued pursuant to a realization event. The number of shares of Class A Common Stock issuable upon conversion (assuming no accrued and unpaid dividends) ranges between 4,923,077 and 12,603,077.

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

          As of September 30, 1998, the Company had affiliations or independent provider association ("IPA") arrangements with the following physicians:


                                    Maryland  Massachusetts  Georgia
                                    --------  -------------  --------

          Affiliated Physicians:
            Primary Care                78          28           0
            Specialist                  74          14           0
                                       ---         ---         ---

          Total                        152          42           0

          IPA Physicians:                0           0         334*

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

          The Company's and its Affiliated Groups revenues are derived from governmental programs, managed care payors and traditional fee-for service arrangements. The following table sets forth the approximate percentage of the revenues received by the practices that were affiliated with the Company at and during the three month period ended September 30, 1998:


             Fee for Service Contracts                    44%

                     Medicare                             26%

                     Capitated Managed Care Contracts     28%

                     Medicaid and Other                    2%
                                                         ---

                                                         100%
                                                         ===

          The Company is currently in the process of negotiating changes to the compensation arrangements and other terms of the Company's Services Agreements and the affiliated physicians employment agreements. These changes, if implemented, are intended to provide the Company with sufficient cash flow to meet its operating costs and to more fully align the economic interests of the Company and its affiliated physicians. There can be no assurance at this time if or when such new arrangements will be implemented and if implemented if they will provide the Company with a positive cash flow.

          In connection with the Company's investments in long-term affiliation agreements, the Company recorded intangible assets which are being amortized over a period of 25 years. The underlying cash flows derived from the affiliation agreements have not met the Company's original expectations. The Company is currently analyzing the likely realization of these intangible assets in light of current performance and the changes in terms as described above, and anticipates that certain adjustments will be required to be made in the fourth quarter of 1998. The amounts of these adjustments are not presently determinable.


 RESULTS OF OPERATIONS:

 Three Months ended September 30, 1998 and September 30, 1997
 ------------------------------------------------------------

Net patient revenues of affiliated practices were $20.9 million for the three months ended September 30, 1998 compared to $10.6 million for the same period a year ago. The increase of $10.3 million in net revenues was primarily due to the Flagship II affiliation in December, 1997. Capitated managed care contracts were 28% of revenues for the three months ended September 30, 1998 compared to 11% for the three months ended September 30, 1997. Capitated contracts have increased as a source of revenue in 1998 due to the Flagship II affiliation.

Amounts retained by physician groups, which represents physician salaries and benefits, increased $2.2 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This is primarily due to the increase in affiliated physicians from 1997 to 1998. As a percentage of net patient service revenues, amounts retained by physician groups was 27% for the three months ended September 30, 1998 compared to 33% for the three months ended September 30, 1997. This was primarily due to the Flagship II affiliation which has a lower physician compensation ratio to net revenues than the prior affiliations.

Nonphysician salaries and benefits, which represents salaries and benefits for physician practice staff increased by $3.8 million to $7.1 million for the three months ended September 30, 1998 from $3.3 for the three months ended September 30, 1997. As a percentage of net patient service revenues, nonphysician salaries and benefits was 34% for the three months ended September 30, 1998 compared to 31% for the three months ended September 30, 1997. Other practice expenses, which represent all other physician practice expenses, increased $3.7 million and as a percentage of net revenue to 33% for the three months ended September 30, 1998 compared to 29% for the three months ended September 30, 1997. The increase in nonphysician salaries and benefits and other practice expenses is primarily a result of the Flagship II affiliation which has higher infrastructure expenses. The infrastructure expenses include outside services and administrative costs associated with capitated managed care contracts.

Corporate and regional expenses increased $525k for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This increase was due to the hiring of corporate and regional staff and related expenses to support the affiliated practices. Corporate and regional expenses were 10% of revenues for the three months ended September 30, 1998 compared to 14% for the three months ended September 30, 1997.

Depreciation and amortization expense was $853k for the three months ended September 30, 1998 compared to $505k for the three months ended September 30, 1997. The increase was due to the Flagship II affiliation completed in December 1997 and is primarily related to the amortization of intangible assets from the affiliation transactions.

Provision for bad debt expense increased $762k for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Bad debt increased as a percentage of net revenue to 5.0% from 2.7% for the same periods. The increases in bad debt expense and bad debt as a percentage of net revenues is due to the Flagship II affiliation and billing mix compared to prior affiliations.

Interest income decreased for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to a lower level of invested cash over the entire period.

Loss in investment for the three months ended September 30, 1998 was $183k. The Company acquired a 50% interest in Total Life Care on October 24, 1997. The Company has accounted for the transaction using the equity method.


Nine months ended September 30, 1998 and September 30, 1997
-----------------------------------------------------------

Net patient revenues of affiliated practices for the nine months ended September 30, 1998 were $62.7 million compared to $31.8 million for the same period a year ago. The increase of $30.9 million in net revenues was primarily due to the Flagship II affiliation. Capitated managed care contracts were 28% of revenues for the nine months ended September 30, 1998 compared to 10% for the nine months ended September 30, 1997. Capitated contracts have increased as a source of revenue in 1998 due to the Flagship II affiliation.

Amounts retained by physician groups, which represents physician salaries and benefits, increased $6.7 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This is primarily due to the increase in affiliated physicians from 1997 to 1998. As a percentage of net patient service revenues, amounts retained by physician groups was 28% for the nine months ended September 30, 1998 compared to 35% for the nine months ended September 30, 1997. This was primarily due to the Flagship II affiliation which has a lower physician compensation ratio to net revenues than the prior affiliations.

Nonphysician salaries and benefits, which represent salaries and benefits for physician practice staff increased by $11.2 million to $20.7 million for the nine months ended September 30, 1998 from $9.5 million for the nine months ended September 30, 1997. As a percentage of net patient service revenues, nonphysician salaries and benefits was 33% for the nine months ended September 30, 1998 compared to 30% for the nine months ended September 30, 1997. Other practice expenses, which represent all other physician practice expenses, increased $11.3 million and as a percentage of net revenue to 32% for the nine months ended September 30, 1998 compared to 27% for the nine months ended September 30, 1997.

The increase in nonphysician salaries and benefits and other practice expenses is primarily a result of the Flagship II affiliation which has higher infrastructure expenses. The infrastructure expenses include outside services and administrative costs associated with capitated managed care contracts.

Corporate and regional expenses increased $2.3 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase was due to the hiring of corporate and regional staff and related expenses to support the affiliated practices. Corporate and regional expenses were 10% of revenues for the nine months ended September 30, 1998 compared to 13% for the nine months ended September 30, 1997.

Depreciation and amortization expense was $2.4 million for the nine months ended September 30, 1998 compared to $1.5 million for the nine months ended September 30, 1997. The increase was primarily due to the Flagship II affiliation completed in December 1997 and is related to the amortization of intangible assets from the affiliation transactions.

Provision for bad debt expense increased $1.7 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Bad debt increased as a percentage of net revenue to 4.0% from 2.6% for the same periods. The increases in bad debt expense and bad debt as a percentage of net revenues is due to the Flagship II affiliation and billing mix compared to prior affiliations.

Interest income decreased for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to a lower level of invested cash over the entire period.

Loss in investment for the nine months ended September 30, 1998 was $506k. The Company acquired a 50% interest in Total Life Care on October 24, 1997. The Company has accounted for the transaction using the equity method.


 LIQUIDITY AND CAPITAL RESOURCES:

Principal capital requirements include payments for affiliation transactions, related transaction costs, working capital requirements, and the funding of operating losses. The Company anticipates that its liquidity and capital requirements will be the same for the short-term and long-term. The Company has incurred significant operating losses to date and does not have operating cash flow to fund further losses. The principal sources of capital have been the issuance of Class B, Class C and Class L Stock to institutional investors, and the issuance of Class A Common Stock to private investors. Common Stock subject to put decreased by $18.5 million due to a decrease in fair market value of the Common Stock (as determined by the Board of Directors) from $3.25 to $2.25. Capital expenditures are expected to be $2 million for 1998.

Working capital existing at the date of the affiliation transactions has been retained in the affiliated groups. Additional working capital is required to fund growth and manage accounts receivable fluctuations. The affiliated groups had net accounts receivable of $14.7 million at September 30, 1998 compared to $11.9 million at December 31, 1997. The $2.8 million increase in accounts receivable is primarily due to increases in revenues and billing delays caused by system conversions. Management believes that the increases are temporary and anticipates that the system conversions will be completed by December 31, 1998. Liquidity has continued to decrease due to operating losses. There can be no assurance that the institutional investors, who have previously been a source of capital, will continue to fund the operations through the purchase of additional equity.

During 1998 and 1997 the Company paid an aggregate consideration of $1.5 and $23.6 million, respectively, in connection with affiliation transactions. Of that amount $50k in 1998 and $7.8 million in 1997 was paid in cash and $1.5 million in 1998 and $15.8 million in 1997 was paid in Class A Common Stock. The majority of the consideration has been ascribed to intangible assets.

As of September 30, 1998, intangible assets net of amortization costs, represented $53 million of the total assets of $75 million. The Company is amortizing the intangible assets over 25 years.

In July 1998, the Company issued 2,461,538 shares of Class L Common Stock for an aggregate purchase price of approximately $8,000,000. The Class L Common Stock automatically converts into Class A Common Stock upon the occurrence of (i) a Qualified Public Offering (as defined in the Company's Restated Certificate of Incorporation), (ii) upon a merger, consolidation, liquidation or winding up of the Company or a sale or other transfer of all or substantially all of the Company's assets, or (iii) if less than 30% of the shares of Class L Common Stock issued in the transaction remain outstanding, subject, in each case, to approval of two thirds of the Class B and C Directors, voting as a single class. The Class L Common Stock is also convertible any time at the option of the holder. The number of shares of Class A Common Stock into which the Class L Common Stock is convertible is determined pursuant to a formula. Based on that formula, each share of Class L Common Stock is initially convertible into between two and five shares of Class A Common Stock. No distribution, whether as a dividend, upon liquidation or otherwise, can be made on any other class of Common Stock until the holders of the Class L Common Stock have received dividends or distributions equal to the purchase price of the Class L Common Stock plus an amount sufficient to generate an internal rate of return thereon equal to 12% per annum (compounded). In connection with such financing, the exercise price on the outstanding Class B and Class C warrants were reduced to $0.50 and $1.25, respectively.

Of the common stock outstanding at September 30, 1998, 18,691,636 shares of Class A Common are subject to a put option which provided for the purchase of the shares at fair value upon the death of the holder. In addition, 1,029,749 shares are subject to a fair value put option back to the Company at the later of the physician shareholder's retirement or June 1998.

These Class A Common Shares have been recorded at fair value on the accompanying balance sheet. Under the stockholder agreements as of December 31, 1997, the Company has the right to repurchase 15,471,063 shares of Class A Common Stock for fair value if the physician shareholder's termination of employment is without cause or is by resignation, and for the lower of cost or fair value if termination is with cause. The terms of such repurchase provisions may not permit the Company to fully recover its physician affiliation payments or reflect the cost of affiliation transactions at the time of termination. As of September 30, 1998 one physician shareholder has terminated his employment agreement. No physician shareholder has repurchased any practice assets. All of the put and call provisions expire on the completion of an initial public offering with net proceeds of $50 million and which meets certain other criteria. In addition, the Flagship II physicians have the right to require the Company to repurchase through a five year non-interest bearing note 4.8 million shares of Class A Common Stock at $3.00 per share if the Company has not completed an underwritten initial public offering prior to December 1, 2001. The Class A Common Stock is subject to a number of restrictions in the stockholder agreements and will not trade until the occurrence of an offering. The Company has not recorded a compensation expense for these puts and calls and believes it is a nonpublic entity for compensation accounting purposes.

IMPACT OF YEAR 2000

          The Company is aware of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

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

          While each Affiliation conforms to PQC's overall business plan, the profitability, location and culture of the physician practices that have been combined into Affiliated Groups are different in come respects. PQC's management faces a significant challenge in its efforts to integrate and expand the business of the Affiliated Groups. Because of limited working capital and operating losses, the Company has recently reduced the size of its corporate staff. While intended to improve the efficiency and cost of its operations, such reduction may also make it more difficult for the Company to manage its operations and growth. The need for management to focus upon such integration and future Affiliations may limit resources available for the day-to-day management of the Company's business. While management of the Company believes that the combination of these practices will serve to strengthen the Company, there can be no assurance that management's efforts to integrate the operations of the Company will be successful. The profitability of the Company is largely dependent on its ability to develop and integrate networks of physicians from the affiliated practices, to manage and control costs and to realize economies of scale. There can be no assurance that there will not be substantial costs associated with such activities or that there will not be other material adverse effects on the financial results of the Company as a result of these integration and affiliation activities.

          The Company may continue to pursue an aggressive growth strategy through affiliations and internal development for the foreseeable future. The Company's ability to pursue new growth opportunities successfully will depend on many factors, including, among others, the Company's ability to identify suitable growth opportunities and successfully integrate affiliated or acquired businesses and practices. There can be no assurance that the Company will anticipate all of the changing demands that expanding operations will impose on its management, management information systems and physician network. Any failure by the Company to adapt its systems and procedures to those changing demands could have a material adverse effect on the operating results and financial condition of the Company.

     NEED TO HIRE AND RETAIN ADDITIONAL PHYSICIANS

          The success of the Company is dependent upon its ability to affiliate with a significant number of qualified physicians and the willingness of such affiliated physicians to maintain and enhance the productivity of their practices following affiliation with PQC. The market for affiliation with physicians is highly competitive, and the Company expects this competition to increase. The Company competes for physician affiliations with many other entities, some of which have substantially greater resources, greater name recognition and a longer operating history than the Company and some of which offer alternative affiliation strategies which the Company may not be able to offer. In addition, under current law the Company has no or only limited ability to enforce restrictive covenants in the employment agreements with the physicians with whom the Company affiliates. The Company is subject to the risk that physicians who receive affiliation payments may discontinue such affiliation with the Company, resulting in a significant loss to the Company and decrease in the patient base associated with such affiliated physicians. There can be no assurance that PQC will be able to attract and retain a sufficient number of qualified physicians. If the Company were unable to affiliate with and retain a sufficient number of physicians, the Company's operating results and financial condition would be materially adversely affected. A material increase in costs of affiliations could also adversely affect PQC and its stockholders.

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

     NEW MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

          The current management structure and the senior management team of the Company have been in place for a relatively short time. The Company's future success depends, in large part, on the continued service of its senior management team, including Jerilyn P. Asher, the Chief Executive Officer, and Eugene M. Bullis, Chief Operating Officer, Senior Vice President and Chief Financial Officer, and PQC's ability to continue to attract, motivate and retain highly qualified senior management and employees. The Company has employment agreements with Ms. Asher and Mr. Bullis. The Company does not maintain key person life insurance with respect to Ms. Asher and Mr. Bullis. As a development stage company, PQC has experienced some turnover in staff, including two of the founding officers. Although the Company has entered into employment agreements with certain of its other executives that contain covenants not to compete with the Company, there can be no assurance that the Company will be able to retain such key executives or its senior managers and employees. The inability to hire and retain qualified personnel or the loss of the services of personnel could have a material adverse effect upon the Company's business and future business prospects.

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

     RISKS FROM PUT AND OTHER RIGHTS HELD BY CERTAIN STOCKHOLDERS

          Each physician and management stockholder who is a party to the Stockholders Agreement, dated as of August 30, 1996 (the "Stockholder's Agreement"), has the right to require PQC to purchase the Common Stock owned by such stockholder at fair market value upon their death or disability. Pursuant to the Stockholders Agreement, fair market value, as determined by the Board of Directors, reflects arm's length private sale. In determining the fair market value, the Board is to consider recent arm's length sales by the Company and the stockholders, as well as other factors considered relevant. While the Stockholders Agreement does not limit the Board's discretion, such other factors may include changes, since the last arm's length sale, in the Company's financial conditions or prospects and any valuation studies conducted by management of the Company or independent valuation experts. Under the Stockholder Agreement, the Board is not permitted to discount the fair market value of the Common Stock to reflect the fact that the Common Stock being sold constitutes less than a majority of the outstanding shares. The put option is only triggered by death or disability (and in a few instances retirement) and will terminate upon the completion of a public offering which results in at least $50.0 million in gross revenues to the Company and which meets certain other criteria. The physicians affiliated with Clinical Associates have the right to require the Company to repurchase their Common Stock at $3.00 per share (in the form of a five-year, non-interest bearing note) in the event that the Company has not completed an underwritten initial public offering before December 1, 2001. The exercise of such right could have a material adverse effect upon the Company. To the extent that the "put options" are likely to be exercised, the Company expects to fund such repurchases from working capital, the Equity Facility or other sources.

     AMORTIZATION OF INTANGIBLE ASSETS

          In connection with its affiliations, the Company has recorded, and is expected to continue to record, a significant amount of intangible assets as the consideration paid to physicians exceeds the value of the practice assets. At December 31, 1997, the Company had intangible assets of approximately $57.3 million reflected on its balance sheet as long-term affiliation agreements. The Company amortizes such intangible assets over a 25-year period. The amortization of these intangible assets, while not affecting the Company's cash flow, has an ongoing negative impact upon the Company's earnings. Amortization of intangible assets contributed approximately $1,292,000 to the Company's net loss of $5.7 million during the year ended December 31, 1997 and $1,594,000 to the Company's loss of $6.6 million during the nine months ended September 30, 1998.

                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on September 23, 1998. The only item considered by shareholders at the meeting was the election of Directors. The following Directors were the only nominee for election and received the votes set forth below:


                                              For         Eligible to Vote
                                              ---         ----------------

          Jerilyn Asher                    13,710,855         26,281,780
          Eugene Bullis                    13,680,022         26,281,780
          Stephen G. Pagliuca               2,809,296          2,809,296
          Marc Wolpow                       1,790,704          1,790,704
          Timothy T. Weglicki               6,118,464          7,692,309
          John D. Stobo, Jr.                6,118,464          7,692,309
          Ira T. Fine, M.D.                26,040,851         38,226,331
          Arlan F. Fuller, M.D.            26,040,851         38,226,331
          Leslie S.T. Fang, M.D.           26,010,018         38,226,331
          Alphonse F. Calvanese, M.D.      26,199,188         38,226,331
          Paul Z. Bodnar, M.D.             26,482,943         38,226,331
          Richard Maffezzoli, M.D.         26,482,943         38,226,331
          Dana H. Frank, M.D.              26,388,358         38,226,331


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          27  FINANCIAL DATA SCHEDULE

     (b)  REPORTS ON FORM 8-K:  None

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: November 13, 1998                PHYSICIANS QUALITY CARE, INC.



                                       By:   /s/ Eugene M. Bullis
                                           -------------------------------
                                             Eugene M. Bullis
                                             Chief Operating Officer,
                                             Chief Financial Officer
                                             and Senior Vice President