Form 10-K
period 1998-12-31
PHYSICIANS QUALITY CARE INC
filed 1999-04-15
CIK 947569

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

For the fiscal year ended   December 31, 1998
                         ------------------------------------
                                        OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                       Commission file number 333-26137
                                              ---------

                         Physicians Quality Care, Inc.
                        -------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Delaware                                  04-3267297
            ----------                                ------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)

700 Technology Park Drive, Billerica, MA 01821            02154
----------------------------------------------      -----------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (978) 439-0300
                                                   ----------------

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

The Company is unable to determine the aggregate value of voting common stock held by nonaffiliates of the registrant. There is no public market for the Registrant's voting Common Stock.

Number of shares outstanding of the registrant's common stock as of March 31, 1999: 27,044,344 shares of Class A Common Stock, $.01 par value, 2,809,296 shares of Class B-1 Common Stock, $.01 par value, 1,790,704 shares of Class B-2 Common Stock, $.01 par value, 7,692,309 shares of Class C Common Stock, $.01 par value and 2,461,538 shares of Class L Common Stock.

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

     PQC's strategy has four central elements: (i) developing economies of scale in support services for physician practices (i.e., administrative, billing and clerical staff) and managed care contracts and geographic penetration by affiliating with large numbers of qualified physicians in targeted geographic areas; (ii) assisting the affiliated practices in providing cost-effective healthcare to special populations; (iii) building comprehensive local healthcare networks by developing contractual or strategic relationships with providers of ancillary services such as home healthcare and weight and health management; and
(iv) improving the financial performance of affiliated physician's practices by seeking to maximize the value of each physician encounter. To date, the Company has focused upon developing its presence in western Massachusetts, northern Connecticut, Maryland and Atlanta. The Company has experienced significant financial difficulty and is currently exploring the possible restructuring or unwinding of its affiliation with certain physician groups.

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

     Balance of primary care physicians and specialists. PQC believes that a successful system should be balanced between primary care physicians and specialists to provide efficient coordination and utilization of the appropriate levels of care, and PQC intends to seek to develop this balance in the physician groups with which it affiliates. Of the 194 physicians affiliated with the Company at December 31, 1998, 106 are engaged in primary care practices and 88 are engaged in specialist practices. The Company believes the industry trend toward integrated delivery systems will result in an increasing demand for primary care physicians because a higher degree of coordination of care and risk-sharing will be required than that which can be achieved in a system controlled by specialists. The Company's strategy is to have the primary care physician serve as the central manager in the patient system and to develop effective coordination between specialists and the primary care physicians within its network.

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

     The Springfield Affiliated Group. The Company has entered into affiliation transactions with nine medical practices located in western Massachusetts, consisting at December 31, 1998 of a total of 42 physicians, 35 of whom are stockholders in the Company (the "Springfield Stockholder Physicians") and 7 of whom are employed by the Springfield Affiliated Group as employees (the "Springfield Affiliated Group"). Twenty-eight of the physicians are engaged in primary care practices. Fourteen of the physicians are engaged in specialist practices, including pulmonology, cardiology, oncology/hematology, infectious disease, rheumatology and gastroenterology.

     Consistent with the General Affiliation Model, the Springfield Stockholder Physicians, or the professional corporations and other entities with whom they were affiliated, merged or sold their practice assets to the Springfield Affiliated Group in exchange for an aggregate of approximately 3,164,738 shares of Class A Common Stock of the Company and approximately $4.1 million in cash. The 29 initial Stockholder Physicians entered into a three-year employment agreement with the Springfield Affiliated Group, pursuant to which each physician also received options to purchase 2,500 shares of Class A Common Stock of PQC at an exercise price of $2.50 per share. The options expire on the earlier of termination of employment or three years from commencement of employment. The Physicians who subsequently affiliated with the Springfield Affiliated Group entered into ten-year employment agreements with the Springfield Affiliated Group. Four of these Springfield Physician Stockholders each received options to purchase 37,500 shares of Class A Common Stock at an exercise price of $1.00 per share which options are subject to certain vesting conditions. Up to an additional $2.15 million, payable in Class A Common Stock at $2.50 per share, was available to be paid to certain physicians if certain revenue goals were met. During 1998, $2.0 million of this 2.15 million was paid as additional consideration in Class A Common Stock. The Springfield Affiliated Group in turn entered into a 40-year services agreement with the Company pursuant to which the Company (on behalf of the Springfield Affiliated Group) agreed to provide management services to the Springfield Affiliated Group physicians.

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

     On April 30, 1999, the Springfield Affiliated Group (on behalf of the Company) or a majority of the Springfield Shareholder Physicians may amend the financial arrangements, effective as of August 30, 1999, such that the economic terms of the Springfield Stockholder Physicians' employment agreements, taken as a whole (and giving effect to any payments or other compensation received by the Springfield Stockholder Physicians in connection with their affiliation), are adjusted to reflect the terms being entered into by independent third parties for similar affiliation and employment relationships at that time. Discussions with the Springfield physicians regarding the potential restructuring of their economic relationship with the Company are currently under way.

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

     As of December 31, 1998, the Flagship Affiliated Group employed 152 physicians, of which 113 are stockholders of the Company and employees of the Flagship Affiliated Group (the "Flagship Stockholder Physicians") and 39 are employees of the Flagship Affiliated Group. Of the physicians employed by the Flagship Affiliated Group, 78 are primary care or pediatric physicians and 74 are specialists. The specialist practices include pulmonology, cardiology, oncology/hematology, infectious disease, rheumatology, gastroenterology, neurology, dermatology, endocrinology, immunology, neurology, psychiatry, obstetrics/gynecology, ophthalmology, orthopedics, otolaryngology, plastic surgery, urology, general surgery and vascular surgery. The Flagship Affiliated Group leases 28 practice locations in Maryland, some of which are leased from the Flagship Stockholder Physicians.

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

     Atlanta IPA Affiliates. The Company has acquired a 50% interest in two related physician network management companies in Atlanta, Georgia. The two entities, TLC Management Company, Inc. ("TLC") and Total Quality Practice Management, Inc. ("Total Quality"), manage payor contracting for a 350-physician network in Georgia. The network currently serves approximately 4,500 covered lives. PQC's investment totals $5 million. TLC and Total Quality are currently seeking purchasers for the Company's interest in such entities When the Company's interest will be sold or if it can be sold on terms attractive to the Company cannot be determined at this time.

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

Employees
---------

     As of December 31, 1998, the Company had 49 employees and the Affiliated Groups had 1094 employees, including 194 physicians.

ITEM 2. PROPERTIES.

     The Company leases a 4,300 square foot facility in Billerica, Massachusetts for its headquarters and also leases office space in Springfield, Massachusetts and Baltimore, Maryland. The Springfield Affiliated Group leases approximately 46,000 square feet at 13 practice locations and the Flagship Affiliated Group leases approximately 197,000 square feet at 41 practice locations. The facilities leased by the Company and its Affiliated Groups are sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS.

     There were no legal proceedings pending against the Company on March 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company did not issue or sell any equity securities during the quarter ended December 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data for the Company should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10K. The selected financial data of the Company for the years ended December 31, 1996, December 31, 1997 and December 31, 1998, have been derived from financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors.

                                                                                        PQC
                                                      -----------------------------------------------------------------------

                                                                                                                PERIOD FROM
                                                                                                               MARCH 20, 1995
                                                       YEAR ENDED           YEAR ENDED         YEAR ENDED      (INCEPTION) TO
                                                       DECEMBER 31,        DECEMBER 31,        DECEMBER 31,     DECEMBER 31,
                                                           1998               1997                 1996            1995
                                                      -----------------------------------------------------------------------
Management fees                                         $  1,053,620       $  2,501,135        $   225,470       $        --

Operating Expenses:
 Salaries and benefits                                     2,475,378          2,780,721          2,135,390                --
 General and administrative expenses                       3,300,520          3,447,685          2,423,089         2,061,737
 Depreciation and amortization                             2,201,955          1,379,321            229,171             6,704
 Impairment of investment in long-term
  affiliation agreements                                  53,662,759                 --                 --                --
                                                      -----------------------------------------------------------------------
Total expenses                                            61,640,612          7,607,727          4,787,650         2,068,411
                                                      -----------------------------------------------------------------------

Operating loss                                           (60,586,992)        (5,106,592)        (4,562,180)       (2,068,441)

Other income (expense):
 Interest income                                             293,638            492,888             90,160           108,177
 Loss of investment in subsidiary and affiliates          (4,775,826)        (1,773,000)          (411,786)               --
 Interest expense                                             (4,818)          (119,658)           (97,263)          (90,000)
 Gain on sale of equipment                                                          851
                                                      -----------------------------------------------------------------------
                                                          (4,487,006)        (1,398,919)          (418,889)           18,177
                                                      -----------------------------------------------------------------------

Loss before income taxes                                 (65,073,998)        (6,505,511)        (4,981,069)       (2,050,264)
Income tax (benefit) provision                              (802,211)          (795,281)            78,128            32,000
                                                      -----------------------------------------------------------------------

Net loss                                              $  (64,271,787)      $ (5,710,230)      $ (5,059,197)     $ (2,082,264)
                                                      =======================================================================

Net loss available to common stock                    $  (50,341,647)      $(12,389,217)      $(19,496,045)     $ (2,082,264)
                                                      =======================================================================

Net loss per common share - basic                     $        (1.26)      $      (0.41)      $      (1.81)     $      (0.27)
                                                      =======================================================================


                                                                     PQC
                                             ------------------------------------------------------
                                                                 DECEMBER 31,
                                             1998            1997           1996             1995
                                             ------------------------------------------------------
                                                                   (in thousands)
BALANCE SHEET DATA:

Cash and cash equivalents                      5,287       $  8,782        $    137        $  3,480
Net current assets                            12,293         12,886           1,916           3,501
Total assets                                  19,191         75,527          34,790           4,363
Total current liabilities                      1,627          4,230           2,776             850
Long-term obligations                            -0-            746             521           1,410
Class A Common Stock, subject to put          42,191         54,474          31,851              --
Total stockholders' equity (deficiency)      (24,626)        16,077            (358)          2,104

   During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") which requires the restatement of earnings per share calculations for all years presented. The adoption of SFAS 128 did not impact the Company's earnings per share calculation for 1995 and 1996. In the fourth quarter of 1998, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 97-2 "Consolidation of Physician Practice Entities" which no longer permits, for display purposes, the presentation of the revenues and expenses of the Affiliated Groups in the Company's statements of operations. Accordingly, reclassifications have been made to all years presented to comply with EITF 97-2 provisions. The adoption of EITF 97-2 did not impact the Company's net loss or earnings per share calculations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
--------

     The Company affiliates with and operates multi-specialty medical practice groups. The first physician affiliation took place on August 30, 1996, with 32 physicians in the Springfield, Massachusetts and Enfield, Connecticut area. On December 11, 1996, PQC consummated the affiliation with the Flagship Affiliated Group, which consisted of 59 physicians in Baltimore and Annapolis, Maryland. In connection with the affiliation transactions, the assets and liabilities of the physician practices were transferred to newly formed PCs or PAs affiliated with the Company. Additional physicians have been subsequently added to the Affiliated Groups. PQC is working with these groups of physicians to improve operating practices and to obtain managed care contracts. On October 24, 1997, the Company also acquired a 50% interest in TLC and a 50% interest in Total Quality. Both companies are developing IPA business located in Atlanta, Georgia. As of December 31, 1998, the Company had affiliations or IPA arrangements with the following physicians:


                       Affiliated Physicians
                       ---------------------

                 Maryland  Massachusetts  Georgia
                 --------  -------------  -------
Primary Care:          78             28        0
Specialist:            74             14        0
Total:                152             42        0


                       IPA Physicians
                       --------------

                 Maryland  Massachusetts   Georgia(*)
                 --------  -------------   -------

Total:               0               0         350
-------

(*) Reflects number of physicians in IPA network in which the Company has a 50% interest.

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

BASIS OF PRESENTATION

In the fourth quarter of 1998, the Company adopted Emerging Issues Task Force Issue 97-2, "Consolidation of Physician Practice Entities" (EITF 97-2). Due to the existence of the Joint Policy Board, the Company cannot demonstrate a controlling financial interest, as defined by EITF 97-2, in its Affiliated Groups, and therefore, does not consolidate the operating results and accounts of the Affiliated Groups. Prior to the adoption of EITF 97-2, the Company, for display purposes, included the revenues and expenses of the Affiliated Groups in its statements of operation. EITF 97-2 does not permit this display and, accordingly, the Company has reclassified certain accounts in its statements of operations for all years presented to conform with EITF 97-2 provisions. The adoption of EITF 97-2 did not impact the current or any previously reported net loss or net loss per common share.

RECENT NEGATIVE FINANCIAL DEVELOPMENTS

NEGOTIATIONS WITH AFFILIATED PHYSICIANS. During 1998, the Company has continued to experience operating losses at an accelerating rate. The Company does not currently believe that it will be able to achieve profitability under its economic arrangements with the physician practices. To address its operating losses, the Company has substantially reduced its corporate staff and overhead, but these actions alone are not anticipated to result in positive cash flow. The Company does not have sufficient capital reserves to fund operating losses at current levels for the remainder of 1999. Because of the continuing operating losses and the unavailability of additional equity financing from the Company's institutional investors, the Company has been conducting negotiations with its Affiliated Groups to restructure their economic relationship. The Company's initial proposal was made to the physicians in November 1998 and did not obtain support from the physicians. Under that proposal, the Company would have received a fee of 7.5% of practice revenue and the physicians would have been provided with a larger equity interest in the Company. In February 1999, the Board of Directors concluded that the initial proposal did not constitute a basis on which a restructuring could proceed. In light of the continuing losses and deteriorating cash position, the Board directed management to negotiate with each physician group proposals either (i) to restructure the contractual arrangements with the affiliated physicians on terms that would provide the Company with a fee that would at least cover the Company's operating expenses or
(ii) to sell the practices to the physicians upon terms that reflected at least an arms length arrangement. The Board also considered other alternatives for liquidating or disposing of the affiliated practices.

      The negotiations between the Company and the affiliated physicians are continuing regarding these proposals. While no assurance can be given as to the outcome of such negotiations, the Company has entered into a non-binding letter of intent to sell Flagship II for approximately $4 million. With respect to Flagship I, the Company is exploring transfer ownership of the practices back to the physicians. However, at this time no agreement has been reached. With respect to MCP, the Company is negotiating arrangements for either (i) a new fee structure, or (ii) a sale of the practices. It is possible that the negotiations will result in the Company managing a smaller number of physician practices but on economic terms that the Company believes may enable it to achieve a positive cash flow. However, even if that is achieved, the Company believes that the ongoing value of the Company has been substantially impaired. See "Write-offs" below. If these negotiations result in a sale of some or all of the practices back to the affiliated physicians, the Board of Directors would consider what options are available to the Company, including a winding up of its affairs. The Company is also considering the sale of its interest in the Atlanta IPA businesses. The Company does not anticipate that the proceeds from the sale of all of the practices and the IPA business would be sufficient to satisfy in full the liquidation preference with respect to the Class B, C and L Common
Stock.

WRITE-OFFS. The Company has carried on its balance sheet a substantial amount of goodwill (reflected on the balance sheet as "Investment in long-term affiliation agreements"). In light of the Company's determination that it will not be able to achieve a positive cash flow under the Services Agreements and the negotiations to restructure the Services Agreements or to sell the practices back to the affiliated physicians, the Company has determined that it is appropriate to write down such investments to their anticipated realizable value. The Company has also determined that the value of its investment in the Atlanta IPA businesses is permanently impaired and has written down that investment to reflect a likely loss upon its sale. In aggregate, the Company wrote off a total of approximately $53.7 million on these investments, which increased the Company's loss in 1998 to ($64.3 million)(including a loss of $10.6 million, before the write-offs) and resulted in a total shareholders deficit of ($24.6 million). While the Company believes that these write-offs reflect the realizable value for the Company's affiliation arrangements and its interests in the IPA businesses, depending upon the terms of any sale or restructuring of such operations, additional losses may be incurred.


RESULTS OF OPERATIONS
---------------------
YEAR ENDED DECEMBER 31, 1998

     The Company did not complete any significant affiliation transactions in 1998 (although a few additional physician practices were added in Baltimore). During 1998, the Company had Services Agreements in place with MCP, Flagship I and Flagship II for a full year, while in 1997 only MCP and Flagship I were in effect for the entire period. However, the Company's management fee income decreased from approximately $2.5 million in 1997 to approximately $1.1 million in 1998. Management fee revenue from MCP and Flagship declined moderately reflecting decreasing operating margins at these practices during 1998 compared to 1997. The Company incurred a net loss on its management fee arrangements with Flagship II as fee income under the Services Agreement was more than offset by a penalty fee payable by PQC for failure of revenues of the Flagship II practices to increase. In negotiating the Services Agreement with Flagship II, the Company guaranteed that certain revenue increases would occur as a result of the affiliation arrangement. A material increase in revenues did not occur.

     Notwithstanding cost reduction measures imposed in the second half of 1998, operating expense for 1998 increased to approximately $8.0 million from approximately $7.6 million in 1997. An increase of approximately $0.8 million in amortization expense (reflecting a full year of amortization of the Flagship II investment) was only partially offset by reductions of approximately $0.3 million in salaries and approximately $0.1 million in general and administrative expenses. These reductions reflect the Company's staff reductions and other cost containment measures in the second half of 1998. The Company's share of losses from the Atlanta IPA business also increased, which together with the losses of the Affiliated Groups increased from approximately ($1.8 million) in 1997 to approximately ($4.8 million) in 1998.

     Primarily, as a result of the reduction in management fee income and increasing losses on the Atlanta IPA businesses, the Company's net loss increased from approximately ($5.7 million) in 1997 to approximately ($10.6 million) in 1998. Including the write offs discussed above, the Company's net loss for 1998 was approximately ($64.3 million).

YEARS ENDED DECEMBER 31, 1997 AND 1996

     During January and February 1997, the Company affiliated with 6 physicians in the Springfield, Massachusetts area. The assets and liabilities of these Springfield physicians were transferred to MCP and the physicians became employees of MCP. On December 1, 1997, the Company entered into an affiliation agreement with a physician practice consisting of 58 physicians located in the Baltimore/Annapolis, Maryland area. The assets and liabilities of the Baltimore/Annapolis physicians were transferred to Flagship Health II, P.A. ("Flagship II") and the physicians became employees of Flagship II.

     The completion of the Springfield and Baltimore area affiliations resulted in the Company having management fees of approximately $2.5 million for the year ended December 31, 1997 compared to approximately $0.2 million for the year ended December 31, 1996. The increase in management fees was primarily due to both the number and dates of affiliation of the Springfield and Baltimore physicians. The revenues for 1996 were generated from the management of 32 physician practices from August 30, 1996 through December 31, 1996 and one month of fee income from Flagship I physicians. The revenues for 1997 consisted of a full year of management fees from both MCP and Flagship I as well as one month's management fee from the 58 Flagship II physicians.

     Operating expenses increase from $4.8 million in 1996 to $7.6 million in 1997. There were several significant components to such increase. Amortization increased from $0.2 million in 1996 to $1.2 million in 1997 reflecting a full year's amortization of the goodwill from both the MCP and Flagship I acquisitions. 1997 also included one month of amortization from the Flagship II acquisition. Salaries and benefits increased from $2.1 million in 1996 to $2.8 million in 1997. This increase primarily reflected increase staffing levels with the Company's expanding operations. General and administrative expenses increased from $2.4 million to $3.4 million. While this increase is largely attributable to the increasing scope of the Company's operations, it also reflects increased cost for completed and potential acquisitions. The Company incurred significant expenses in 1997 for acquisitions that were not completed. The Company's loss on investments in subsidiaries(Flagship I, MCP and the Atlanta IPA business) increase from ($0.4 million) to ($1.8 million) reflecting the Company's share of losses from the IPA arrangements in Atlanta.

     The Company's net loss increased from approximately ($5.1 million) in 1996 to approximately ($5.7 million) in 1997 as increase in expenses from expanding operations and acquisitions outpaced the increase in management fee income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's principal requirements for capital are payments to physicians in connection with affiliation transactions with the Company and its Affiliated Groups, transaction costs associated with such affiliation transactions, working capital requirements for its Affiliated Groups and the funding of operating losses. The Company anticipates that its liquidity and capital resource requirements will be similar on a long-term and short-term basis. Due to its start-up status, the Company has incurred significant operating losses to date and does not have operating cash flow to fund growth or further losses. The Company's principal sources of capital to date have been the issuance of Class B, Class C Common Stock and Class L Common Stock to certain institutional investors, issuances of Class A Common Stock to Physician Stockholders, other issuances of Class A Common Stock to private investors, borrowing under a Credit Agreement with Bankers Trust Company (which terminated on January 31,
 1998) and cash generated by the operations of the Affiliated Groups.

     During 1998, 1997 and 1996, the Company paid aggregate consideration of approximately $1.5, $23.9 and $29.5 million, respectively, in connection with affiliation transactions. Of such amount, approximately $50,000 in 1998, $7.8 million in 1997 and $5.9 in 1996 was paid in cash and approximately $1.45 million in 1998, $15.8 million in 1997 and $23.6 in 1996 was paid in Class A Common Stock. The majority of such payments were accounted for as an addition to intangible assets, which represented $61.2 million of the Company's total assets of $75.5 million at December 31, 1997 and which were written down to their anticipated realizable value of approximately $6.1 million at December 31, 1998. The Company is amortizing the intangible assets over 25 years. At such date, the Company had total assets of approximately $19.2 million.


     Of the Company Common Stock outstanding at December 31, 1998, 18,751,636 shares of Class A Common Stock are subject to a put option which provides for the put of the shares back to the Company at fair value upon the death or disability of the holder. In addition, such shares are subject to a fair value put option back to the Company at the later of the shareholder's retirement from the Company or June 1998. Consequently, these 18,751,636 shares of Class A Common Stock have been recorded at fair value at the time of issuance outside of permanent equity in the accompanying balance sheet. Under the Company's stockholder agreements, the Company may repurchase an aggregate of 15,917,217 shares of Class A Common Stock for fair value if the shareholder's termination of employment with the Company is without cause or is by resignation, and for the lower of cost or fair value if termination is with cause. The terms of such repurchase provision may not permit the Company to fully recover its affiliation payments to the physician or reflect the cost of affiliation transactions at the time of termination. All of the above put and call provisions expire on the closing of a public offering of the Company's common stock which results in net proceeds to the Company of at least $50.0 million and which meets certain other criteria. In addition to the previously discussed put options, the Flagship II physicians have the right to require the Company to repurchase (in the form of a five year non-interest bearing note) 4.8 million shares of Class A Common Stock issued in the Flagship II affiliation at a purchase price of $3.00 per share if the Company has not completed an underwritten initial public offering prior to December 1, 2001. Because the Company's shares are subject to a number of restrictions in the stockholders' agreements and will not trade until the occurrence of such an offering, the Company believes it is a nonpublic entity for compensation accounting purposes and, accordingly, has not recorded any compensation expense for these puts and calls.

     Working capital existing at the date of affiliation has generally been retained in the practices. Therefore, additional working capital investment is generally only required to the extent billing processing is slowed during payor administrative changes after an affiliation and also to fund growth of revenues. The Company has a total of $6.8 million and $4 million due from the Affiliated Groups at December 31, 1998 and 1997, respectively.

     The Company's liquidity position continued to decline in 1998. The Company raised approximately $7.9 million from its institutional investors in

1998 through the issuance of Class L Common Stock. However, even with such financing activities, the Company's cash and cash equivalents declined from approximately $8.8 million at the end of 1997 to approximately $4 million at the end of 1998. The Company's cash position has continued to decline since the end of 1998.

     In light of its financial condition, the Company does not have any material capital expenditures budgeted for 1999.

     As a result of the operating loss and write offs, the Company's stockholders equity declined from $16.1 million at December 31, 1997 to a stockholder's deficit of ($24.6 million) at December 31, 1998. On such dates, approximately $54.4 million and $42.2 million, respectively, was held outside shareholders' equity as Common stock subject to a put, as discussed above.

     If the restructuring negotiations discussed above are successfully concluded, the Company cash and cash equivalents position is expected to increase and a significant amount of Class A Common Stock (all or a substantial portion of which is classified on the balance sheet as Common stock subject to a put) would be retired. Should the unwind not occur or be unduly delayed, management believes that it can significantly reduce cash outflows to its Affiliated Groups in 1999 through the enforcement of affiliation agreement provisions that have not been previously enforced, including the reduction of physician compensation in order to recover working capital advances, and therefore, still have sufficient resources to meet 1999 operating needs.


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

Factors Affecting Future Operating Results
------------------------------------------

     History of Operating Losses

     The Company has incurred losses of each of its fiscal years through 1998. The Company expects to incur operating losses for at least the immediate future. The Company currently does not have significant resources to fund future operating losses. See "-- Need for Substantial Additional Capital." There can be no assurance that the Company will achieve or maintain profitability.


     Restructuring

     As discussed under Managements Discussion of Results of Operations and Financial Condition, the Company is in the process of negotiating transactions either to restructure the terms of the Company's fee under the Services Agreements or to sell the practices back to the affiliated physicians. Even if the Company succeeds in such efforts, the Company will not have significant capital resources and anticipates that it would receive proceeds from the sale of the practices and the Atlanta IPA business that is substantially less than the liquidation preferences on the Class B, C and L common stock. Consequently, if the Company were to liquidate its assets and dissolve the Company, it is likely that the holders of Class A Common Stock would not receive any proceeds in such dissolution. If the Company were to negotiate revised Service Agreements with one or more groups of affiliated physicians, there can be no assurance that the Company will not continue to incur losses or that it will continue to be a viable, long-term business.

     Need for Substantial Additional Capital

     The Company required substantial capital resources to obtain the necessary scale to become profitable and to fulfill its business plan. If the Company continues to expand, additional funds will be required to fund the acquisition, integration, operation and expansion of affiliated practices, capital expenditures including the development of the information systems to manage such practices, operating losses and general corporate purposes.

     The Company has no committed external sources of capital and does not anticipate that it will obtain additional financing from the institutional investors which have previously invested in the Company. Without the consent of the director elected by the stockholders of the Class B-1 Common Stock (the "Class B-1 Director"), the director elected by the stockholders of the Class B-2 Common Stock (the "Class B-2 Director," and together with the Class B-1 Director the "Class B Directors") and the directors elected by the holders of Class C Common Stock (the "Class C Directors"), the Company may not obtain additional financing through external borrowings or the issuance of additional securities. The issuance of additional capital stock could have an adverse effect on the value of the shares of common stock held by the then existing stockholders. There can be no assurance that the Class B Directors and Class C Directors will approve such capital raising activities or that the Company will be able to raise additional capital when needed on satisfactory terms or at all. The failure to obtain additional financing when needed and on appropriate terms could have a material adverse effect on the Company.

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

     The Company has incurred significant accounting, legal and other costs in developing its affiliation structure and completing its initial affiliation transactions. The Company's ability to enter into affiliation transactions with a significant number of physicians and to achieve positive cash flow will be adversely affected unless it is able to reduce the expenses associated with future transactions. There can be no assurance that the Company will be able to reduce transaction costs on a per affiliated physician basis in the future.

    Dependence upon Affiliated Medical Practices

    Although the Company does not and will not employ physicians or control the medical aspects of the practices of the physicians employed by the Springfield Affiliated Group, the Flagship Affiliated Group or similar Affiliated Groups, the Company's revenue and profitability are directly dependent on the revenue generated by the operation and performance of the affiliated medical practices. The compensation to the Company under its Services Agreements with the Affiliated Groups is based upon a percentage of the profits or revenues generated by the Affiliated Groups' practices with a substantial portion of the profits or revenues being allocated to the physicians until threshold levels of income or revenues, based upon the physicians' historical compensation or billings, are achieved. Accordingly, the performance of affiliated physicians affects the Company's profitability and the success of the Company depends, in part, upon an increase in net revenues from the practice of affiliated physicians compared to historical levels. The inability of the Company's Affiliated Groups to attract and retain patients, to manage patient care effectively and to generate sufficient revenue or a material decrease in the revenues of the Affiliated Groups would have a material adverse effect on the financial performance of the Company. To the extent that the physicians affiliated with the Company are concentrated in a limited number of target markets, as is currently the case in western Massachusetts and Maryland, deterioration in the economies of such markets could have a material adverse effect upon the Company.

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

     Risk of Inability to Manage Expanding Operations

     The Company has sought to expand its operations rapidly, which has created significant demands on the Company's administrative, operational and financial personnel and systems. There can be no assurance that the Company's systems, procedures, controls and staffing will be adequate to support the proposed expansion of the Company's operations. The Company's future operating results will substantially depend on the ability of its officers and key employees to integrate the management of the Affiliated Groups, to implement and improve operational, financial control and reporting systems and to manage changing business conditions.

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

   Risk of the Unavailability of the Equity Facility

   The remaining amount under the Class B and Class C Stock Purchase Agreement (the "Equity Facility') with certain institutional inventors ("Institutional Investors") is only available with the consent of the Institutional Investors and there can be no assurance that the Institutional Investors will be willing to provide additional capital when needed by the Company. The Equity Facility also restricts the sources of capital available to the Company without the consent of the Institutional Investors. Except for the Equity Facility, the Company has no committed external sources of capital. Except with the consent of the director elected by the Institutional Investors, the Company may not obtain additional financing through external borrowings or the issuance of additional securities. The Institutional Investors also have received warrants to purchase a substantial number of shares of Class A Common Stock. These warrants are exercisable at $0.50 or $1.25 per share, which exercise price may be substantially below the fair market value of the Class A Common Stock at the time of exercise. Any additional equity issuance could have an adverse effect on the value of the shares of Class A Common Stock held by the then existing stockholders.

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

   Write-down of Intangible Assets

   In connection with its Affiliations, the Company has recorded a significant amount of intangible assets as the consideration paid to physicians exceeds the value of the practice assets. At December 31, 1997, the Company had intangible assets of approximately $61.2 million reflected on its balance sheet as long-term affiliation agreements. For the reasons discussed under "Management's Discussion and Analysis of Results of Operations," the Company has written the value of such intangibles down to $6.1 million at December 31, 1998. Depending upon the outcome of negotiations with affiliated physicians, additional write-downs are possible.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of the Company and their ages as of December 31, 1998 are as follows:

NAME                          AGE                      POSITION
----                          ---                      --------

Jerilyn P. Asher               56         Chief Executive Officer and Chairman
                                          of the Board
Alphonse Calvanese, M.D.       47         Director
Leslie Fang, M.D.(1)           53         Director
Ira Fine, M.D.                 50         Director
Arlan F. Fuller, Jr., M.D.     53         Executive Vice President, Medical
                                          Affairs and Director
Stephen G. Pagliuca            43         Director
Marc Wolpow                    40         Director
Timothy T. Weglicki (1)        47         Director
Eugene Bullis                  53         Chief Operating Officer, Chief
                                          Financial Officer and Senior Vice
                                          President
John D. Stobo, Jr.             33         Director
Paul Bodnar, M.D.              48         Director
Richard Maffezzoli, M.D.       57         Director


_________________
(1)  Members of the Compensation Committee.

There is currently one vacancy on the Board.

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

   Eugene M. Bullis has served as Chief Financial Officer and Senior Vice President since March, 1998 and as Chief Operating Officer since September, 1998. He is responsible for all financial and information system functions for the Company. Mr. Bullis joined the Company after serving as an independent business consultant and interim executive with a number of technology companies, including Computervision, NYNEX and Eastman Kodak. From 1979 through 1989, he served as a senior executive at Wang Laboratories, the final two years as Chief Financial Officer and Treasurer. Prior to joining Wang Laboratories, Mr. Bullis was a partner in the public accounting firm, Ernst & Young LLP. He holds a Bachelor of Arts Degree in Business Administration from Colby College and is a Certified Public Accountant.

   John D. Stobo, Jr. is a director of the Company. Mr. Stobo has been a principal of ABS Partners II, L.L.C., the general partner of ABS Capital Partners II, L.P. and related entities since 1993. From 1991 to 1993, Mr. Stobo was a member of Alex Browns's health care and investment banking groups. Mr. Stobo is a graduate of the University of California, San Diego and Johnson School of Management at Cornell University. Additionally he is a director of several privately-held companies.

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

   Richard Maffezzoli, M.D. is the Director of Development and Analysis for PQC and Chief Operating Officer of the Company's affiliates Flagship Health, P.A. and Flagship Health II, P.A. He was founder and President of Clinical Associates, which at the time of the merger with PQC was a successful 90-member health-professional group servicing approximately 60,000 pre-paid lives and 200,000 fee-for-service lives from 16 locations, and operated the company profitably for 25 years with high patient satisfaction and low overhead. He is a graduate of the Johns Hopkins School of Medicine and received his A.B. from Johns Hopkins University. He remains active in the practice of internal medicine and endocrinology.

ITEM 11. EXECUTIVE COMPENSATION.

   The following table sets forth compensation earned by (i) the Company's Chief Executive Officer and (ii) the other executive officer of the Company whose compensation was greater than $100,000 in the year ended December 31, 1998 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE


                                                                               Long-Term
                                                                              Compensation
                                          Annual Compensation                  Awards (1)
                                          -------------------                 ------------
                                                                Securities      All Other
                                                                Underlying    Compensation
Name and Principal Position      Year   Salary ($)   Bonus ($)    Options (#)     ($)
---------------------------      ----   ----------   ---------  ------------- ------------
Jerilyn P. Asher.............    1998     259,615         --           --       3,314 (2)
 Chief Executive Officer         1997     250,000         --           --       7,996 (3)
                                 1996     250,000         --           --       9,647 (4)
Dana Frank, M.D..............    1998     228,033 (5)             500,000
 President                       1997     220,325         --      300,000             --
                                 1996     118,075         --           --             --
Eugene M. Bullis.............    1998      98,960 (6)     --      900,000             --
 Chief Operating Officer,
 Chief Financial Officer and
 Senior Vice President

Deborah L. Redd..............    1998     206,730 (7)     --      150,000             --
 Chief Operating Officer,
 Flagship, Health

Alphonse F. Calvanese, M.D...    1998     415,488 (8) 50,000      500,000             --
 President, Medical Care         1997     343,416         --      300,000             --
Partners

----------------
(1) The Company did not grant any restricted stock or stock appreciation rights during the year ended December 31, 1998.
(2) Represents $3,314 paid in connection with an automobile allowance paid by the Company.
(3) Represents $7,200 paid in connection with an automobile allowance and $796 of compensatory group life insurance premiums paid by the Company.
(4) Represents $7,200 paid in connection with an automobile allowance and $2,447 of compensatory group life insurance premiums paid by the Company.
(5) Includes $96,838 and $120,325 for 1998 and 1997 respectively, paid as salary for Dr. Frank's patient care practice.
(6) Per his employment agreement consisting of a base salary payable in equal monthly installments of 24,740 beginning September 1, 1998 and through December 31, 1998 and a base salary of 225,000 per year thereafter.
(7)  Amount based on an annual salary of $250,000 from March 1, 1998.
(8) Includes $315,488 and $293,416 for 1998 and 1997 respectively, paid as salary for Dr. Calvanese's patient care practice.

                             Employment Agreements
                             ---------------------

     The Company is a party to an employment agreement with Jerilyn P. Asher pursuant to which Ms. Asher serves as Chief Executive Officer of the Company for the three-year period ending June 21, 1998. The term of this Agreement was extended to June 21, 1999. It is anticipated that Ms. Asher's employment contract will be renewed for a one year period on financial terms that are currently being negotiated. The term of the agreement will be automatically extended for successive one-year terms, unless the Company notifies Ms. Asher to the contrary at least 90 days prior to the expiration of the then current term. For her services, Ms. Asher is entitled to an initial base salary of $250,000 per year (subject to periodic increases as determined by the Board) and is eligible to receive bonuses under the Company's management incentive program, if such a program is adopted, in an amount up to 100% of her base pay based upon individual and Company performance. Pursuant to an amendment to the employment agreement dated August 30, 1996, Ms. Asher waived the right to receive any unpaid amounts of base salary and bonus to which she was entitled and had not received as of August 1, 1996. Ms. Asher is also entitled to receive other benefits available to the Company's senior management generally. Pursuant to a stock restriction agreement executed as of the date of the employment agreement, the Company issued 4,162,500 shares of Series A Common Stock to Ms. Asher at a purchase price of $.01 per share, 346,875 of which remain subject to vesting if Ms. Asher maintains her employment with the Company until June 1998, which vesting will be accelerated in the event of a Change in Control. A Change in Control is defined to include a person or group becoming the beneficial owner of 50% or more of the outstanding voting securities of the Company, certain changes to the composition of the Board of Directors, certain mergers and a liquidation of the Company. A percentage of the vested shares (50% in the case of termination for cause and 35% in the case of voluntary termination) are subject to the Company's repurchase rights in certain circumstances, including termination of Ms. Asher for "cause" or Ms. Asher's voluntary resignation, at the fair market value at the time of repurchase.

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

   The Company was also party to an employment agreement with Arlan F. Fuller, pursuant to which Dr. Fuller serves as Executive Vice President, Medical Information Systems and Academic Development of the Company for the three-year period ending June 20, 1998. This contract was not extended beyond June 20, 1998. During the term of the agreement, Dr. Fuller was required to devote 40% of his time to the Company and, for such services, was entitled to an initial base salary of $175,000 per year (subject to periodic increases as determined by the Board). Dr. Fuller reduced his base annual salary to $50,000 beginning in December 1996. Pursuant to a stock restriction agreement executed as of the date of the employment agreement, the Company issued 618,750 shares of Common Stock to Dr. Fuller at a purchase price of $.01 per share. These shares are subject to vesting based on individual performance and duration of employment, which vesting will be accelerated in the event of a "Change in Control." The Company may terminate Dr. Fuller's employment at any time with cause and upon 60 days' notice without cause. Dr. Fuller may terminate his employment for any reason upon 60 days' written notice.

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

   The Company also has entered into an employment agreement with Eugene M. Bullis pursuant to which he acts as senior vice president and chief financial officer of the Company. It is anticipated that Mr. Bullis will enter into a new employment arrangement in 1999 on financial terms that are currently being negotiated. The agreement has an initial term of 24 months commencing in March 1998, which is automatically extended for one year in the event of a change of control of the Company occurring during the last 12 months of the term of the agreement. The agreement provides for a base salary payable in equal monthly installments of $24,740.00 beginning September 1, 1998 and through December 31, 1998 and a base salary of $225,000 per year thereafter. On the first anniversary date of the agreement, if Mr. Bullis has remained in the continuous employment of the Company, he shall receive a bonus in the amount of $100,000. From and after December 31, 1999, Mr. Bullis will be eligible to receive annual bonus payments of up to 100% of base salary based upon the achievement of certain performance targets. The Company has issued Mr. Bullis options for 750,000 shares of Class A Common Stock at an exercise price of $3.00) which shall vest in equal annual installments of 187,500 shares commencing on April 1, 1999. In addition, Mr. Bullis is entitled to receive an additional grant of options for 150,000 shares of Class A Common Stock at an exercise price of $3.00 per share on April 1, 1999 if certain performance targets are met. In the event that Mr. Bullis is terminated without cause, he is entitled to severance payments equal to one years salary. "Cause" means (i) the material failure to perform his duties with the Company or (ii) misconduct materially injurious to the Company. In the event that Mr. Bullis is terminated within one year after a change in control, he is entitled to receive one years salary and the $100,000 bonus referred to above (unless already paid by the Company,) and all options granted shall be vested.

Options Grants Table
--------------------

   The following sets forth, as to the Named Executive Officers, information concerning stock options granted in the year ended December 31, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                       INDIVIDUAL GRANTS
                    ------------------------------------------------------
                      NUMBER OF    % OF TOTAL
                     SECURITIES      OPTIONS
                     UNDERLYING     GRANTED TO    EXERCISE
                       OPTION      EMPLOYEES IN     PRICE       EXPIRATION       GRANT
NAME                 GRANTED (#)   FISCAL YEAR    ($/SH)(1)       DATE(2)      DATE VALUE
------------        ------------   ------------   ---------     ----------     ----------
Jerilyn P. Asher....         --           --            --              --             --
Dana Frank..........    500,000 (3)    13.60%        $2.25        06/22/08      1,125,000
Eugene M. Bullis....    900,000 (4)    24.49%        $2.25        06/22/08      2,025,000
Deborah L. Redd.....    150,000 (5)     4.08%        $3.75        06/22/08        562,500
Alphonse
Calvanese, M.D......    500,000 (3)    13.60%        $2.25        06/22/08      1,125,000

_________________
(1) The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.

(2) The expiration date of an option is the tenth anniversary of the date on which the option was originally granted.

(3) Of these stock options, 300,000 stock options vest immediately and the remaining stock options vest in two equal annual installments commencing on the first anniversary of the date on which the option was originally granted.

(4) Of these stock options, 225,000 vest immediately and the remaining stock options vest in three equal annual installments commencing on the first anniversary of the date on which the option was originally granted. Of the options vesting over the three annual installments, 50,000 per year are vested contingent on the achievements of performance criteria established by the Company.

(5) Of these stock options, 37,500 stock options vest immediately and the remaining stock options vest in three equal annual installments commencing on the first anniversary of the date on which the option was originally granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of capital stock of the Company beneficially owned as of January 1, 1999 by (i) each owner who is known by the Company to beneficially own 5% or more of any class of voting stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the named owner has sole voting and investment power with respect to all shares beneficially owned.

                           POC TABLE OF COMMON STOCK
                           -------------------------

                                                                                     Class C Common Stock/2/
                                                                                   -----------------------------

                                                  Percentage                        Percentage                         Percentage
Name and Address of Beneficial     Number of       of Class        Number of         of Class        Number of          of Class
Owner                               Shares        Outstanding       Shares          Outstanding        Shares          Outstanding
------------------------------   -------------   -------------   -------------     -------------     -----------      --------------
Bain Capital Funds c/o                 --               --       11,015,000/3/          100.0%       3.076,924/4,/5/       33.3%

Bain Capital, Inc...........
Two Copley Plaza
Boston, MA 02116

Goldman Sachs Funds.........           --               --             --                 --         3,076,924/4,/5/       33.3%
c/o Goldman Sachs & Co.
85 Broad Street
New York, MA 100

ABS Capital Partners, II,              --               --             --                 --         9,160,004/6/          74.6%
L.P. Funds..................
One South Street
Baltimore, MD 21201

Offshore Health                  1,582,500/7/          6.1%            --                 --               --               --
Industries, Inc.
Two Park Plaza
Boston, MA 02110

Jerilyn P. Asher............     3,849,832/8/         14.6%            --                 --               --               --

Arlan F. Fuller, Jr., M.D...       618,750             2.4%            --                 --               --               --

Samantha J. Trotman.........       150,000/9/           *         1,729,016/10/          15.7%             --               --

Alphonese F. Calvanese, M.D.       313,007/11/          *              --                 --               --               --

Leslie Fang, M.D............           --               --             --                 --               --               --

Ira Fine, M.D...............       113,316              *              --                 --               --               --

Dana Frank, M.D.............       272,904/12/          *              --                 --               --               --

Stephen G. Pagliuca/13/.....           --               --       11,015,000/3/          100.0%       3.076,924/4,/5/        33.3%

Marc Wolpow/13/.............           --               --       11,015,000/3/          100.0%       3,076,924/4,/5/        33.3%


                                                                       Total Common Stock
                                       Class L Common                 Assuming Conversion
                                            Stock                    to Class A /1//2//15/
                                 -----------------------------   -------------------------------
                                    Number        Percentage        Number of      Percentage of
Name and Address of Beneficial        of            of Class         Common           Common
Owner                               Shares        Outstanding        Stock             Stock
------------------------------   -------------   -------------   -------------     -------------
Bain Capital Funds c/o              615,385            25.0%       15,322,694            30.0%
Bain Capital, Inc.............
Two Copley Plaza
Boston, MA 02116

Goldman Sachs Funds...........      461,538            18.75%       4,000,000             8.3%
c/o Goldman Sachs & Co.
85 Broad Street
New York, MA 10004

ABS Capital Partners, II,         1,374,487            55.83%      11,908,978            23.1%
L.P. Funds....................
One South Street
Baltimore, MD 21201

Offshore Health                        --                --         1,582,500             3.8%
Industries, Inc.
Two Park Plaza
Boston, MA 02110

Jerilyn P. Asher..............         --                --         3,849,832             9.4%

Arlan F. Fuller, Jr., M.D.....         --                --           618,750             1.6%

Samantha J. Trotman...........         --                --          1,879,016            4.8%

Alphonese F. Calvanese, M.D...         --                --            313,007             *

Leslie Fang, M.D..............         --                --               --               *

Ira Fine, M.D.................         --                --            113,316             *

Dana Frank, M.D...............         --                --            272,904             *

Stephen G. Pagliuca /13/......         --                --         15,322,694           30.0%

Marc Wolpow/13/...............         --                --         15,322,694           30.0%

                                                                                    Class C Common Stock/2/
                                                                                    ----------------------
                                                 Percentage                         Percentage                       Percentage
Name and Address of Beneficial     Number of       of Class        Number of         of Class        Number of         of Class
Owner                               Shares        Outstanding        Shares        Outstanding         Shares        Outstanding
------------------------------   -------------   -------------   -------------     -------------    -------------   -------------
Timothy T. Weglecki                    --             --                                            9,160,004/14/        74.6%

John D. Stobo, Jr                      --             --                --                --        9,160,004/14/        74.6%

Richard Maffezzoli, M. D.            94,585           --                --                --              --               --

Paul Bodnar, M. D.                   94,585           --                --                --              --               --


All directors and executive
officers as a group (10 persons)
(31, 594, 579/15/ shares or
83.9% assuming conversion of      5,317,809          19.8%
Class B, Class C and Class
L Common Stock into Class A
Common Stock)


                                                                       Total Common Stock
                                        Class L Common                 Assuming Conversion
                                            Stock                     to Class A /1//2//16/
                                 -----------------------------   -------------------------------
                                    Number        Percentage     Number of         Percentage of
Name and Address of Beneficial        of           of Class        Common             Common
Owner                               Shares        Outstanding       Stock              Stock
------------------------------   -------------   -------------   -------------     -------------
Timothy T. Weglecki                 1,374,487        55.83%        11,908,978           23.1%

John D. Stobo, Jr                   1,374,487        55.83%        11,908,978           23.1%

Richard Maffezzoli, M. D.               --             --              94,585             *

Paul Bodnar, M. D.                      --             --              94,585             *


All directors and executive
officers as a group (10 persons)
(31, 594, 579/15/ shares or
83.9% assuming conversion of
Class B, Class C and Class
L Common Stock into Class A
Common Stock)

___________________________
* Less than 1%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are included:

1. The following financial statements (and related notes) of the Company are included:

                                                                              Page
     Report of Independent Accountants......................................    1

     Balance Sheets at December 31, 1998 and 1997...........................    2

     Statements of Operations for the Years Ended December 31,
     1998, 1997 and 1996....................................................    3

     Statements of Stockholders' Equity (Deficiency) and Common Stock
     Subject to Put for the Years Ended December 31, 1998, 1997 and 1996....    4

     Statements of Cash Flows for the Years Ended December 31,
     1998, 1997 and 1996....................................................    6

     Notes to the Financial Statements......................................    7

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

     (b) The following current report on Form 8-K was filed by the Company during the last quarter of the year ended December 31, 1998.

          None

     There are no trademarks mentioned in this Annual Report on Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS QUALITY CARE, INC.


                              By: /s/ Jerilyn P. Asher
                                  ----------------------------------------
                                  Jerilyn P. Asher
                                  Chief Executive Officer, Secretary
                                  and Chairman of the Board (Principal
                                  Executive Officer)

Date: April 15, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                           Title                     Date
---------------------------------    -----------------------------------   -----------
/s/ Jerilyn P. Asher                 Chief Executive Officer, Secretary    April 15, 1999
---------------------------------
Jerilyn P. Asher                     and Chairman of the Board
                                     (Principal Executive Officer)

/s/ Eugene M. Bullis                 Chief Operating Officer, Chief        April 15, 1999
---------------------------------
Eugene M. Bullis                     Financial Officer and Senior          April 15, 1999
                                     Vice President (Principal
                                     Financial and Accounting Officer)

/s/ Arlan F. Fuller, Jr., M.D.       Executive Vice President, Medical     April 15, 1999
---------------------------------
Arlan F. Fuller, Jr., M.D.           Affairs and Director

/s/Alphonse Calvanese, M.D.          Director                              April 15, 1999
---------------------------------
Alphonse Calvanese, M.D.

/s/ Leslie Fang, M.D.                Director                              April 15, 1999
---------------------------------
Leslie Fang, M.D.

/s/ Stephen G. Pagliuca              Director                              April 15, 1998
---------------------------------
Stephen G. Pagliuca

/s/ Mark Wolpow                      Director                              April 15, 1999
---------------------------------
Mark Wolpow

/s/ Ira Fine, M.D.                   Director                              April 15, 1999
---------------------------------
Ira Fine, M.D.

/s/ Timothy T. Weglicki              Director                              April 15, 1999
---------------------------------
Timothy T. Weglicki

/s/ John Stobo                       Director                              April 15, 1999
---------------------------------
John Stobo

/s/ Paul Bodnar, M.D.                Director                              April 15, 1998
---------------------------------
Paul Bodnar, M.D.

/s/ Richard Maffezzoli, M.D.         Director                              April 15, 1999
---------------------------------
Richard Maffezzoli, M.D.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                         Physicians Quality Care, Inc.

                         Audited Financial Statements


                    Years ended December 31, 1998 and 1997



                                   CONTENTS

Report of Independent Auditors......................................  1

Audited  Financial Statements

Balance Sheets......................................................  2
Statements of Operations............................................  3
Statements of Stockholders' Equity (Deficiency) and Common
Stock Subject to Put................................................  4
Statements of Cash Flows............................................  6
Notes to Financial Statements.......................................  7

                        Report of Independent Auditors


The Board of Directors
Physicians Quality Care, Inc.


We have audited the accompanying balance sheets of Physicians Quality Care, Inc. (the Company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency) and common stock subject to put, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physicians Quality Care, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As more fully described in Note 2, in 1998 the Company changed its accounting policy to conform to the consensus reached by the Emerging Issues Task Force on its Issue No. 97-2, "Consolidation of Physician Practice Entities".



Boston, Massachusetts
April 6, 1999

                         Physicians Quality Care, Inc.

                                 Balance Sheets

                                                                             DECEMBER 31
                                                                         1998            1997
                                                                     ----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                           $  4,038,802    $  8,782,019
 Restricted cash                                                        1,248,655
 Due from affiliated physician practices                                6,884,020       3,999,164
 Prepaid expenses and other current assets                                121,497         105,043
                                                                     ----------------------------
Total current assets                                                   12,292,974      12,886,226

Investment in long-term affiliation agreements, less accumulated amortization of $3,432,441 and $1,394,987 in 1998 and 1997,
 respectively                                                           6,095,253      61,176,704
Property and equipment, net                                               395,768       1,327,860
Other assets                                                              407,421         136,181
                                                                     ----------------------------

Total assets                                                         $ 19,191,416    $ 75,526,971
                                                                     ============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Accounts payable                                                    $    453,891    $  1,218,766
 Accrued expenses                                                       1,172,834       3,010,959
                                                                     ----------------------------
Total current liabilities                                               1,626,725       4,229,725

Deferred taxes                                                                            746,062

Commitments and contingencies

Common stock, subject to put, 18,751,636 and 18,157,982 shares authorized, issued and outstanding at December 31, 1998 and
 1997,  respectively                                                   42,191,181      54,473,947


Stockholders' equity (deficiency):
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
 Class A common stock, $.01 par value, 75,000,000 shares
 authorized, 9,305,208 and 8,505,208 shares issued
  at December 31, 1998 and 1997, respectively                              93,052          85,052
 Class B-1 common stock, $.01 par value, 15,267,915 shares
  authorized, 2,809,296 shares issued and outstanding                      28,093          28,093
 Class B-2 common stock, $.01 par value, 9,732,085 shares
  authorized, 1,790,704 shares issued and outstanding                      17,907          17,907
 Class C common stock, $.01 par value, 13,846,155 shares
  authorized, 7,692,309 shares issued and outstanding                      76,923          76,923
 Class L common stock, $.01 par value 2,461,538 shares
  authorized, issued and outstanding                                       24,615
 Additional paid-in capital                                            59,452,218      49,846,913
 Accumulated deficit                                                  (84,309,173)    (33,967,526)
 Less treasury stock, at cost, 1,012,500 shares                           (10,125)        (10,125)
                                                                     ----------------------------
Total stockholders' (deficiency) equity                               (24,626,490)     16,077,237
                                                                     ----------------------------

Total liabilities and stockholders' equity (deficiency)              $ 19,191,416    $ 75,526,971
                                                                     ============================

See accompanying notes.

                         Physicians Quality Care, Inc.

                           Statements of Operations



                                             YEAR ENDED          YEAR ENDED          YEAR ENDED
                                            DECEMBER 31         DECEMBER 31         DECEMBER 31
                                                1998                1997                1996
                                           ------------------------------------------------------

Management fees                             $    1,053,620        $  2,501,135        $    225,470

Operating expenses:
 Salaries and benefits                           2,475,378           2,780,721           2,135,390
 General and administrative expenses             3,300,520           3,447,685           2,423,089
 Depreciation and amortization                   2,201,955           1,379,321             229,171
 Impairment of investment in long-term
  affiliation agreements                        53,662,759
                                        -----------------------------------------------------------
Total expenses                                  61,640,612           7,607,727           4,787,650
                                        -----------------------------------------------------------

Operating loss                                 (60,586,992)         (5,106,592)         (4,562,180)

Other income (expense):
 Interest income                                   293,638             492,888              90,160
 Loss of investment in subsidiary and           (4,775,826)         (1,773,000)           (411,786)
  affiliates
 Interest expense                                   (4,818)           (119,658)            (97,263)
 Gain on sale of equipment                                                 851
                                        -----------------------------------------------------------
                                                (4,487,006)         (1,398,919)           (418,889)
                                        -----------------------------------------------------------

Loss before income taxes                       (65,073,998)         (6,505,511)         (4,981,069)
Income tax (benefit) provision                    (802,211)           (795,281)             78,128
                                        -----------------------------------------------------------

Net loss                                    $  (64,271,787)       $ (5,710,230)       $ (5,059,197)
                                        ===========================================================
Net loss available to common stock          $  (50,341,647)       $(12,389,217)       $(19,496,045)
                                        ===========================================================

 Net loss per common share - basic          $        (1.26)       $      (0.41)       $      (1.81)
                                        ===========================================================

See accompanying notes.

                         Physicians Quality Care, Inc.

                      Statements of Stockholders' Equity (Deficiency)
                        and Common Stock Subject to Put

                 Years ended December 31, 1998, 1997 and 1996





                                                     ----------------------------------------------------------------------------
                                                           COMMON STOCK       CLASS A COMMON STOCK        CLASS B-1 COMMON STOCK
                                                     ----------------------------------------------------------------------------
                                                        SHARES      AMOUNT     SHARES        AMOUNT        SHARES          AMOUNT
                                                     ----------------------------------------------------------------------------
Balance at December 31, 1995                           7,706,250   $ 77,063
Purchase of treasury shares
Recapitalization in connection with
    restatement of Charter                            (7,706,250)   (77,063)   7,706,250    $ 77,063
Reclassification of common stock in
    connection with recapitalization                                           (5,897,914)    (58,980)
Accretion of common stock subject to
    put to fair value
Issuance of Class A common stock upon
   conversion of Series A convertible
   preferred stock                                                              1,666,151      16,662
Issuance of Class A common stock                                               10,604,221     106,041
Reclassification of common stock
     subject to put                                                            (6,842,675)    (68,426)
Issuance of Class B-1 and B-2 common
    stock for cash, net of issuance costs
    of $2,051,095                                                                                          2,442,866       $24,429
Payment received from stockholder
Net loss
                                                    -------------------------------------------------------------------------------
Balance at December 31, 1996                                   -           -    7,236,033      72,360      2,442,866        24,429
Issuance of Class A common stock, net
   of issuance cost $108,475                                                    6,686,568      66,866
Reclassification of common stock
   subject to put to fair value                                                (5,417,393)    (54,174)
Issuance of Class B-1 and B-2 common
   stock for cash                                                                                            366,430     3,664
Accretion of common stock subject to
  put to fair value
Issuance of Class C common stock for cash
  net of issuance cost of $742,088
Options issued at below fair value in
    connection with affiliation
Net loss
                                                   -------------------------------------------------------------------------------

                                                  ---------------------------------------------------------------------------
                                                                                                      SERIES A CONVERTIBLE
                                                  CLASS B-2 COMMON STOCK       CLASS C COMMON           PREFERRED STOCK
                                                  ---------------------------------------------------------------------------
                                                  SHARES          AMOUNT     SHARES      AMOUNT      SHARES        AMOUNT
                                                  ---------------------------------------------------------------------------
Balance at December 31, 1995                                                                          1,666,151   $ 3,750,609
Purchase of treasury shares
Recapitalization in connection with
    restatement of Charter
Reclassification of common stock in
    connection with recapitalization
Accretion of common stock subject to
    put to fair value
Issuance of Class A common stock upon
   conversion of Series A convertible
   preferred stock                                                                                   (1,666,151)   (3,750,609)
Issuance of Class A common stock
Reclassification of common stock
     subject to put
Issuance of Class B-1 and B-2 common
    stock for cash, net of issuance costs
    of $2,051,095                                 1,557,134        $15,571
Payment received from stockholder
Net loss
                                                  -----------------------------------------------------------------------------
Balance at December 31, 1996                      1,557,134         15,571            -         -             -             -
Issuance of Class A common stock, net
   of issuance cost $108,475
Reclassification of common stock
   subject to put to fair value
Issuance of Class B-1 and B-2 common
   stock for cash                                   233,570          2,336
Accretion of common stock subject to
  put to fair value
Issuance of Class C common stock for cash
  net of issuance cost of $742,088                                            7,692,309   $76,923
Options issued at below fair value in
    connection with affiliation
Net loss
                                                   ----------------------------------------------------------------------------



                                           --------------------------------------------------------------------------------------
                                                                    ADDITIONAL                                         TOTAL
                                              TREASURY STOCK         PAID IN      ACCUMULATED      DUE FROM      STOCKHOLDERS'
                                           -------------------
                                           SHARES        AMOUNT     CAPITAL        DEFICIT       STOCKHOLDERS  EQUITY (DEFICIENCY)
                                           --------------------------------------------------------------------------------------
Balance at December 31, 1995                                        $   420,000    $ (2,082,264)    $ (61,875)     $   2,103,533
Purchase of treasury shares                (1,012,500)  $(10,125)                                       10,125
Recapitalization in connection with
    restatement of Charter
Reclassification of common stock in
    connection with recapitalization                                   (248,958)                                         (307,938)
Accretion of common stock subject to
    put to fair value                                                               (14,436,848)                      (14,436,848)
Issuance of Class A common stock upon
   conversion of Series A convertible
   preferred stock                                                    3,733,947
Issuance of Class A common stock                                     26,341,989                                        26,448,030
Reclassification of common stock
     subject to put                                                 (17,038,261)                                      (17,106,687)
Issuance of Class B-1 and B-2 common
    stock for cash, net of issuance costs
    of $2,051,095                                                     7,908,905                                         7,948,905
Payment received from stockholder                                                                       51,750             51,750
Net loss                                                                             (5,059,197)                       (5,059,197)
                                            -------------------------------------------------------------------------------------
Balance at December 31, 1996                (1,012,500)  (10,125)    21,117,622     (21,578,309)             -           (358,452)
Issuance of Class A common stock, net
   of issuance cost $108,475                                         18,718,611                                        18,785,477
Reclassification of common stock
   subject to put to fair value                                     (15,889,309)                                      (15,943,483)
Issuance of Class B-1 and B-2 common
   stock for cash                                                     1,494,000                                         1,500,000
Accretion of common stock subject to
  put to fair value                                                                  (6,678,987)                       (6,678,987)
Issuance of Class C common stock for cash
  net of issuance cost of $742,088                                   24,180,989                                        24,257,912
Options issued at below fair value in
    connection with affiliation                                         225,000                                           225,000
Net loss                                                                             (5,710,230)                       (5,710,230)
                                         ----------------------------------------------------------------------------------------

                                                COMMON
                                              ----------
                                                STOCK
                                               SUBJECT

                                                TO PUT
                                              ----------
Balance at December 31, 1995
Purchase of treasury shares
Recapitalization in connection with
    restatement of Charter
Reclassification of common stock in
    connection with recapitalization            $  307,938
Accretion of common stock subject to
    put to fair value                           14,436,848
Issuance of Class A common stock upon
   conversion of Series A convertible
   preferred stock
Issuance of Class A common stock
Reclassification of common stock
     subject to put                             17,106,687
Issuance of Class B-1 and B-2 common
    stock for cash, net of issuance costs
    of $2,051,095
Payment received from stockholder
Net loss
                                              ------------
Balance at December 31, 1996                    31,851,473
Issuance of Class A common stock, net
   of issuance cost $108,475
Reclassification of common stock
   subject to put to fair value                 15,943,483
Issuance of Class B-1 and B-2 common
   stock for cash
Accretion of common stock subject to
  put to fair value                              6,678,991
Issuance of Class C common stock for cash
  net of issuance cost of $742,088
Options issued at below fair value in
    connection with affiliation
Net loss
                                              ------------

                         Physicians Quality Care, Inc.

                Statements of Stockholders' Equity (Deficiency)
                  and Common Stock Subject to Put (continued)



                                                           COMMON STOCK         CLASS A COMMON STOCK      CLASS B-1 COMMON  STOCK
                                                        --------------------------------------------------------------------------
                                                         SHARES      AMOUNT     SHARES        AMOUNT      SHARES           AMOUNT

                                                        --------------------------------------------------------------------------
Balance at December 31, 1997                                  -      $   -      8,505,208     $ 85,052    2,809,296     $28,093
Issuance of Class A common stock, net
   of issuance cost $157,059                                                    1,393,654       13,937
Reclassification of common stock
   subject to put to fair value                                                  (593,654)      (5,937)
Issuance of Class L common stock, net
   of issuance cost $205,018
Adjustment to reduce common stock
   subject to put to fair value
Net loss
                                                        --------------------------------------------------------------------------

Balance at December 31, 1998                                  -      $   -      9,305,208     $ 93,052    2,809,296     $28,093
                                                        ==========================================================================

                                                       CLASS B-2 COMMON STOCK      CLASS C COMMON STOCK      CLASS L COMMON
                                                      --------------------------------------------------------------------------
                                                       SHARES          AMOUNT     SHARES          AMOUNT   SHARES      AMOUNT
                                                      --------------------------------------------------------------------------
Balance at December 31, 1997                           1,790,704      $17,907     7,692,309      $76,923
Issuance of Class A common stock, net
   of issuance cost $157,059
Reclassification of common stock
   subject to put to fair value
Issuance of Class L common stock, net
   of issuance cost $205,018                                                                                2,461,538  $   24,615
Adjustment to reduce common stock
   subject to put to fair value
Net loss
                                                      ---------------------------------------------------------------------------

Balance at December 31, 1998                           1,790,704      $17,907     7,692,309      $76,923    2,461,538  $   24,615
                                                      ===========================================================================


                                                 SERIES A CONVERTIBLE                              ADDITIONAL
                                                   PREFERRED STOCK          TREASURY STOCK          PAID-IN      ACCUMULATED
                                                 ---------------------------------------------
                                                 SHARES       AMOUNT      SHARES        AMOUNT      CAPITAL         DEFICIT
                                                 ----------------------------------------------------------------------------
Balance at December 31, 1997                          -       $    -    (1,012,500)  $(10,125)    $ 49,846,913   $(33,967,526)
Issuance of Class A common stock, net
   of issuance cost $157,059                                                                         3,476,375
Reclassification of common stock
   subject to put to fair value                                                                     (1,641,437)
Issuance of Class L common stock, net
   of issuance cost $205,018                                                                         7,770,367
Adjustment to reduce common stock
   subject to put to fair value                                                                                    13,930,140
Net loss                                                                                                          (64,271,787)
                                                 ----------------------------------------------------------------------------

Balance at December 31, 1998                          -       $    -    (1,012,500)  $(10,125)    $ 59,452,218   $(84,309,173)
                                                 ============================================================================

                                                                                  COMMON
                                                                   TOTAL          STOCK
                                                   DUE FROM     STOCKHOLDERS'     SUBJECT
                                                 STOCKHOLDERS EQUITY DEFICIENCY    TO PUT
                                                 --------------------------------------------
Balance at December 31, 1997                     $          -   $   16,077,237   $ 54,473,947
Issuance of Class A common stock, net
   of issuance cost $157,059                                         3,490,312
Reclassification of common stock
   subject to put to fair value                                     (1,647,374)     1,647,374
Issuance of Class L common stock, net
   of issuance cost $205,018                                         7,794,982              -
Adjustment to reduce common stock
   subject to put to fair value                                     13,930,140    (13,930,140)
Net loss                                                           (64,271,787)
                                                 --------------------------------------------

Balance at December 31, 1998                     $          -     ($24,626,490)  $ 42,191,181
                                                 ============================================

See accompanying notes.

                         Physicians Quality Care, Inc.

                            Statements of Cash Flows


                                                                  YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                                  DECEMBER 31      DECEMBER 31       DECEMBER 31
                                                                    1998              1997              1996
                                                                ------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                               $(64,271,787)     $(5,710,230)       $(5,059,197)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                    2,201,955        1,379,321            229,171
  Impairment of investment in long-term affiliation
   agreements                                                     53,662,759

  Deferred taxes                                                    (746,062)         281,185            464,877
  Interest accretion on convertible promissory note                                                       90,000
  Changes in operating assets and liabilities, net of
   effects of business acquisitions:
     Due from affiliated physician practices                      (1,210,933)      (5,618,398)        (2,935,779)
     Other assets                                                     24,197         (614,070)            11,402
     Accounts payable and accrued expenses                          (486,016)         540,064          1,672,530
     Income taxes payable                                                             (69,708)            37,708
                                                                ------------------------------------------------
Net cash used in operating activities                            (10,825,887)      (9,811,836)        (5,489,288)

INVESTING ACTIVITIES
Purchase of property and equipment                                  (167,690)      (1,657,453)          (120,218)
Increase in restricted cash                                       (1,248,655)
Cash paid for affiliation costs                                      (34,856)      (1,016,096)        (1,839,274)
Cash paid for affiliations                                          (300,924)      (7,277,412)        (5,880,974)
                                                                ------------------------------------------------
Net cash used in investing activities                             (1,752,125)      (9,950,961)        (7,840,466)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of
issuance costs                                                     7,834,795       28,599,906          8,309,655
Proceeds from bridge financing                                                                         1,000,000
(Payment on) proceeds from note payable                                              (200,000)           200,000
Proceeds from repayment of shareholder loan                                                               51,750
Decrease  in deferred financing costs                                                  79,536            438,942
Payments on capital lease obligations                                                 (71,552)           (13,448)
                                                                ------------------------------------------------
Net cash provided by financing activities                          7,834,795       28,407,890          9,986,899
                                                                ------------------------------------------------
Net (decrease) increase in cash and cash equivalents              (4,743,217)       8,465,093         (3,342,855)
Cash and cash equivalents at beginning of period                   8,782,019          136,926          3,479,781
                                                                ------------------------------------------------

Cash and cash equivalents at end of period                      $  4,038,802      $ 8,782,019        $   136,926
                                                                ================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest was $5,000, $120,000 and $7,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Cash paid for income taxes was $110,000, $230,000 and $32,000 for the year ended December 31, 1998, 1997 and 1996, respectively.

During 1998, 1997 and 1996, $3,450,000, $15,943,000 and $23,587,000,
respectively, was paid in connection with affiliations in the form of Class A common stock.

During 1998, the Company transferred certain fixed assets with net book value of $792,000 to an affiliated physicians practice.

During 1996, the Company converted a bridge loan and a promissory note payable totaling $2,500,000 into shares of Class A common stock.

See accompanying notes.

                         Physicians Quality Care, Inc.

                         Notes to Financial Statements

                               December 31, 1998


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPAIRMENT CHARGE AND BASIS OF PRESENTATION

The Company periodically reviews its investment in long-term affiliation agreements to assess whether recoverability and impairments would be recognized in the statements of operations if a permanent impairment were determined to have occurred. In April 1999, the Company's Board of Directors approved a plan to unwind long-term affiliation agreements with its Affiliated Groups in Baltimore, Maryland, and restructure the long-term affiliation agreement with its Affiliated Group in Springfield, Massachusetts. The unwind transactions are expected to occur in April and August of 1999 and are to provide for the repurchase by affiliated physicians or affiliated practices assets of certain practices, require repayment of working capital advances made to the Affiliated Groups by the Company and include termination fees to be paid to the Company. The Company has entered into an agreement with an Affiliated Group to close one of the unwind transactions by April 30, 1999. The restructuring transaction is expected to occur in June 1999 and also provides for the repurchase of certain assets of the physician practice, and replaces the existing long-term affiliation agreement with a new management services agreement. The purchase price paid to the Company will consist of payments for the book value of the assets to be purchased by the practices, less the practice liabilities as of the closing date of the transaction, repayments of working capital advances and termination fees. When the unwind and restructuring transactions are consummated, the Company expects to receive net consideration after cost of disposal of $10.8 million and to reacquire 16,098,467 shares of its common stock. In a separate transaction the Company has proposed the sale of its equity investment in Atlanta, Georgia (see note 3).

In connection with the proposed unwind and restructuring transactions and the sale of its equity investment, the Company has reduced its investment in long-term affiliation agreements to its fair value at December 31, 1998 resulting in a charge to operations of $53.7 million.

For the year ended December 31, 1998, the Company incurred a loss from operations of approximately $60.6 million and used net cash of $10.8 million to support operations. Management believes that the cash proceeds from the unwind and restructuring transactions described above and existing cash balances at December 31, 1998 will be sufficient to fund operating needs through December 31, 1999. Should the unwind and restructuring transactions not occur or be unduly delayed, management believes that it can significantly reduce cash outflows to its Affiliated Groups in 1999 through the enforcement of affiliation agreement provisions that have not been previously enforced, including the reduction of physician compensation in order to recover working capital advances, and therefore still have sufficient resources to meet 1999 operating needs.

                         Physicians Quality Care, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



MANAGEMENT FEES

Management fees represent amounts allocated to the Company based on a percentage of Affiliated Group revenue in excess of physician baseline compensation. Affiliated Group revenue represents net patient service revenue less amounts retained by physician practices. The amounts retained by Affiliated Group represent amounts paid to the physicians pursuant to the service agreements between the Company and the physician practices and the Affiliated Group practice expenses. Physician baseline compensation is determined based on an agreed-upon percentage (80% to 95%) of the physicians' historic compensation levels, but is subject to reduction if physician practice net revenues are insufficient to cover the baseline compensation. The net profits for one of the Company's Affiliated Groups are first allocated to the Company up to 5% of the net profits. Net profits remaining after the first allocation are then allocated 80% to the Company and 20% to the physician groups up to $1.5 million. Net profits remaining after the second allocation are then allocated equally between the Company and the physician groups. The net profits for the other two Affiliated Groups are allocated equally between the Company and the physician groups.

Under the service agreements, the Company provides each Affiliated Group with a comprehensive package of services, including office and facilities, equipment, nursing and other non-physician professional support, administrative support, information systems, comprehensive professional liability insurance, and general management and financial advisory services. The Company also bills all patients, insurance companies and third-party payors and negotiates all contracts and relationships with payors.

                         Physicians Quality Care, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

RESTRICTED CASH

Restricted cash represents amounts issued under letters of credit and amounts held in escrow as results of certain pending affiliation agreements.

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

INVESTMENT IN LONG-TERM AFFILIATION AGREEMENTS

The Company enters into long-term affiliation arrangements with physician practices, and through mergers and asset purchases, the assets and liabilities of the physician practices are transferred to a professional corporation affiliated with the Company (Affiliated Group). Each Affiliated Group has a nine member Joint Policy Board that is responsible for final decisions related to management and administrative policies for the overall operations of the Affiliated Group including decisions regarding scope of services, patient acceptance policies and procedures, pricing of services, negotiation and execution of contracts and approval of operating and capital budgets. Four members of the Joint Policy Board are appointed by the Company and four members are appointed by the Affiliated Group. The President, who is the ninth member of the Joint Policy Board, is appointed by the Company; however, the Company may only select the President from three physicians nominated by physicians employed by the affiliated group. Therefore, the Company cannot exercise exclusive authority over the decision making process of the Joint Policy Board. In the fourth quarter of 1998, the Company adopted Emerging Issues Task Force Issue 97-2, "Consolidation of Physician Practice Entities" (EITF 97-2). Due to the existence of the Joint Policy Board, the Company cannot demonstrate a controlling financial interest, as defined by EITF 97-2, in its Affiliated Groups, and therefore, does not consolidate the operating results and accounts of the Affiliated Groups. Prior to the adoption of EITF 97-2, the Company, for display purposes, included the revenues and expenses of the Affiliated Groups in its statements of operation. EITF 97-2 does not permit this display, and therefore the adoption of EITF 97-2 resulted in reclassifications in certain amounts presented in the accompanying statements of operations and cash flows for all periods presented but did not impact the current or any previously reported net loss or net loss per common share.

The cost of the long-term affiliation agreements in excess of the underlying equity of the Affiliated Groups is being amortized on a straight-line basis over 25 years.

                         Physicians Quality Care, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



STOCK COMPENSATION ARRANGEMENTS

As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) the Company accounts for its stock compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Because the exercise price of options granted during 1998, 1997 and 1996 equals the fair value of the underlying stock at date of grant, no compensation expense is required under APB 25.

The Company has adopted disclosure-only provisions of SFAS 123. These provisions require the Company to disclose pro forma net income and earnings per share amounts as if compensation expense related to grants of stock options were recognized based on new fair value accounting rules.

Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing the net loss available to common stock by the weighted-average number of common shares outstanding during each period presented. Diluted loss per share is not presented because the effect would be antidilutive.

                         Physicians Quality Care, Inc.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



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

RECLASSIFICATION

Certain amounts in the 1996 and 1997 financial statements have been reclassed for the basis of presenting corresponding items in the comparative financial statements.

3.  INVESTMENT IN LONG-TERM AFFILIATION AGREEMENTS

Springfield

On January 1, 1997, the Company entered into long-term affiliation arrangements with 2 physician practices (5 physicians) located in Western Massachusetts (the Springfield Affiliation). On August 30, 1996, the Company entered into long-term affiliation arrangements with 7 physician practices (32 physicians) located in Western Massachusetts (the Springfield Affiliation). In connection with these transactions, the assets and liabilities of the physician practices were transferred to a professional corporation affiliated with the

                         Physicians Quality Care, Inc.

3.  INVESTMENT IN LONG-TERM AFFILIATION AGREEMENTS (CONTINUED)

Company, Medical Care Partners, P.C. (MCP) and the physicians became employees of MCP. The aggregate consideration paid to the physicians for the 1997 affiliation was approximately $2.5 million, of which $831,000 was paid in cash, $1.4 million was paid by the issuance of 572,493 shares of Class A common stock, and $225,000 was paid by the issuance of options to purchase shares of common stock at below fair value. The aggregate consideration paid to the physicians for the 1996 affiliation was approximately $9.7 million, of which $3.2 million was paid in cash and $6.5 million was paid by the issuance of 2,592,245 shares of Class A common stock. Up to an additional $2.15 million, payable in Class A common stock, was available to be paid to certain physicians if revenue goals were met. During 1997, $2.1 million of additional consideration was accrued based on the achievement of these goals, of which $2 million was paid by the issuance of 800,000 shares of Class A common stock in 1998. In addition, 29 physicians each received 2,500 options to purchase common stock at an exercise price equal to fair value.

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

On December 11, 1996, the Company entered into long-term affiliation arrangements with 15 physician practices (59 physicians) located in the Baltimore/Annapolis, Maryland area. In connection with this transaction, the assets and liabilities of the physician practices were transferred to a newly formed professional corporation affiliated with the Company, Flagship Health I, P.A. (Flagship I) and the physicians became employees of Flagship I. The aggregate consideration paid to the physicians for the affiliation was approximately $19.8 million, of which $2.7 million was paid in cash and $17.1 million was paid by the issuance of 6,842,675 shares of Class A common stock. During 1997, the Company issued 44,900 shares of Class A common stock to the Flagship I physicians totaling $112,000 for the settlement of working capital adjustments.

                         Physicians Quality Care, Inc.

3.  INVESTMENT IN LONG-TERM AFFILIATION AGREEMENTS (CONTINUED)

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

The allocation of the costs of the 1997 and 1996 affiliations were as follows:

                                                            1997 AFFILIATIONS
                                              -------------------------------------------
                                                    SPRINGFIELD           FLAGSHIP II
                                              -------------------------------------------
Cash                                                     $   30,000
Fixed assets                                                 21,000           $ 1,171,000
Other current assets                                        150,000             4,100,000
Intangibles                                               2,327,000            15,795,000
Accounts payable                                            (12,000)             (905,000)
Other liabilities                                           (29,000)           (2,762,000)
                                              -------------------------------------------
                                                          2,487,000            17,399,000
Other affiliation costs                                     115,000               461,000
                                              -------------------------------------------

Investment in long-term affiliation agreements           $2,602,000           $17,860,000
                                              ===========================================

                                                            1996 AFFILIATIONS
                                              -------------------------------------------
                                                    SPRINGFIELD            FLAGSHIP I
                                              -------------------------------------------
Cash                                                    $   336,000           $   443,000
Fixed assets                                                317,000               955,000
Other current assets                                      1,346,000             4,260,000
Intangibles                                               9,037,000            16,371,000
Accounts payable                                           (190,000)             (677,000)
Other liabilities                                        (1,138,000)           (1,592,000)
                                              -------------------------------------------
                                                          9,708,000            19,760,000
Other affiliation costs                                   1,238,000             1,711,000
                                              -------------------------------------------

Investment in long-term affiliation agreements          $10,946,000           $21,471,000
                                              ===========================================

                         Physicians Quality Care, Inc.

3.  INVESTMENT IN LONG-TERM AFFILIATION AGREEMENTS (CONTINUED)

Other

On October 24, 1997, the Company acquired a 50% interest in TLC Management Company (TLC), a medical management company and a 50 % interest in Total Quality Practice Management, Inc. (TQP), a practice management company providing Medicare risk management services. Both companies are based in Atlanta, GA. Total aggregate consideration was $4 million paid in cash and an obligation to issue a $1 million letter of credit. As of December 31, 1998, the letter of credit was issued and held in restricted cash. The Company has accounted for the transaction using the equity method of accounting for investments in common stock. For the year ended December 31, 1998 and 1997, the net loss in investment was $713,001 and $98,269, respectively. The Company has entered into negotiations with TLC and TQP to sell back its 50% interest in both entities. The Company has received a non binding proposal for consideration of the release of collateral associated with the $1 million letter of credit and $1.5 million in cash. Accordingly, the Company has reduced its equity investment by $1.8 million in anticipation of the proceeds of at least $2.5 million from the sale.

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                   DECEMBER 31
                                                             1998                1997
                                                  ---------------------------------------
Equipment                                                  $ 558,138         $1,504,452
Furniture and fixtures                                        16,108             10,863
Office equipment                                              37,110             32,753
Leasehold improvements                                        11,383                  -
                                                  ---------------------------------------
                                                             622,739          1,548,068
Less accumulated depreciation                               (226,971)          (220,208)
                                                  ---------------------------------------

                                                           $ 395,768         $1,327,860
                                                  =======================================

Depreciation expense was $164,501, $182,968 and $30,537 for years ended December 31, 1998, 1997 and 1996.

5.  TRANSACTIONS WITH RELATED PARTIES

The balance in due from affiliated physician practices represents management fees due under service agreements with the Affiliated Groups and working capital advances to the Affiliated Groups.

                         Physicians Quality Care, Inc.

5.  TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The following summarizes the amounts due from related parties:

                                                                DECEMBER 31
                                                          1998                1997
                                                    ---------------------------------
MCP                                                     $3,000,000         $2,963,851
Flagship I                                               2,608,735            651,608
Flagship II                                              1,275,285            383,705
                                                    ---------------------------------

                                                        $6,884,020         $3,999,164
                                                    =================================

During the year ended December 31, 1996, the Company entered into affiliation transactions with three of its directors who are physicians. The physicians received 498,602 shares of Class A common stock, 2,500 options to acquire Class A common stock, with an exercise price of $2.50 per share and cash in the amount of $315,000 as consideration for the affiliations.

On August 30, 1996, the Company entered into a Management Agreement with Bain Capital Partners V, L.P. (Bain), an affiliate of the Company's Institutional Investors (see Note 7). Pursuant to the Management Agreement, the Company had agreed to pay Bain a management fee of $750,000, plus 1% of any financings from parties other than affiliates of Bain, for services including advice in connection with financings and financial, managerial and operational advice in connection with day-to-day operations. The Company was obligated to pay certain expenses, not to exceed $100,000 per year without the Company's consent, of Bain and its affiliates in connection with the Management Agreement. This Management Agreement was terminated on June 30, 1998.

6.  LEASES

The Company maintains operating leases for property and certain office equipment. The property lease contains escalation clauses and requires payments of certain utilities and taxes over established base amounts.

Operating lease expense amounted to $232,475, $201,799 and $221,732 in 1998, 1997, and 1996, respectively.

                         Physicians Quality Care, Inc.

6.  LEASES (CONTINUED)

Future minimum payments under noncancelable operating leases consisted of the following at December 31, 1998:

                                                              OPERATING
                                                               LEASES
                                                            -------------

1999                                                          $ 82,938
2000                                                            83,997
2001                                                            85,057
2002                                                            84,125
2003                                                            71,840
                                                            -------------

                                                              $407,957
                                                            =============

7.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------

During June 1995, the Company issued 1,666,151 shares of Series A Convertible Preferred Stock (Preferred Stock), par value $.01, that was converted to Class A common stock on a one-for-one basis, in connection with the recapitalization discussed below. Warrants to purchase 416,538 shares of Common Stock at $2.40 per share were issued upon the closing of the sale of the Preferred Stock. Warrants to purchase an additional 416,538 shares of common stock were required to be issued to the holders of the Preferred Stock in the event that the Company did not complete an initial public offering on or before June 30, 1996. Accordingly, on August 30, 1996, the Company issued an additional 416,538 warrants at $2.40 per share. A total value of $300,000 were assigned to these warrants.

In connection with the recapitalization, the Company authorized 10 million shares of $.01 par value preferred stock.

                         Physicians Quality Care, Inc.

7.  STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock
------------

The Company has five classes of common stock: Class A, Class B-1, Class B-2, Class C and Class L. The primary difference between these five classes is voting rights. Holders of Class A, Class B-1, Class B-2 and Class C common shares are entitled to elect two, one, one and two members of the Company's Board of Directors, respectively. The remaining seven directors are elected collectively by the holders of Class A, Class B-1, Class B-2, Class C and Class L common shares, with each share having a single vote. Holders of Class C common stock are also holders of Class L common stock.



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

                         Physicians Quality Care, Inc.

7.  STOCKHOLDERS' EQUITY (CONTINUED)

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

In connection with the Flagship II Affiliation described in Note 3, on June 30, 1997, the Company issued 7,692,309 Class C common shares and warrants to purchase 7,692,309 shares of Class C common stock at $3.25 per share to the Institutional Investors in exchange for cash proceeds of $25 million, which after issuance costs of approximately $700k, netted to approximately $24.3 million.

In July 1998, the Company issued 2,461,538 Class L common shares at $3.25 per share to the holders of Class C common stock in exchange for cash proceeds of $8.0 million, which after issuance costs of approximately $205,000, netted to approximately $7.8 million. In connection with the issuance of Class L common stock, the exercise price of the outstanding Class B and Class C warrants were reduced from $2.50 to $0.50 and $3.25 to $1.25, respectively. Upon the occurrence of a public offering, merger, consolidation, liquidation or winding up of the Company, or a sale or other transfer of all or substantially all of the Company's assets, or certain other conditions brought about by partial redemption of Class L common stock, Class L common stock automatically converts into Class A common stock.

                         Physicians Quality Care, Inc.

7.  STOCKHOLDERS' EQUITY (CONTINUED)

Puts and Calls
--------------

Of the Company's outstanding common stock, 18,751,636 shares as of December 31, 1998 are subject to a put option which provides for the put of the shares back to the Company at fair value upon the death of the holder. Additionally, such shares are subject to a fair value put option back to the Company at the later of the shareholder's retirement from the Company or June 1998. Consequently, these common shares have been recorded at fair value outside of permanent equity in the accompanying balance sheet.

Under shareholder agreements as of December 31, 1998, the Company has the right to purchase 15,917,217 shares of common stock for fair value if the shareholder's termination from the Company is without cause or is by resignation, and for the lower of cost or fair value if termination is with cause.

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

                         Physicians Quality Care, Inc.

7.  STOCKHOLDERS' EQUITY (CONTINUED)

Warrants
--------

At December 31, 1998, warrants to purchase shares of Class A, Class B and Class C common stock were outstanding as follows:

            NUMBER                  PRICE               EXPIRATION
           OF SHARES              PER SHARE                DATE
     -------------------------------------------------------------------
           20,000                  $2.40                   2000
          201,150                   5.00                   2003
          416,538                   2.40                   2000
          416,538                   2.40                   2001
        6,415,000                   0.50                   2003
           50,000                   3.00                   2003
        7,692,309                   1.25                   2004

Shares Reserved for Future Issuance
-----------------------------------

At December 31, 1998, the Company has reserved 19,954,326 shares of Common Stock for future issuance for the following purposes:

     Equity incentive plan                                4,742,791
     Warrants                                            15,211,535
                                                       -------------

                                                         19,954,326
                                                       =============

                         Physicians Quality Care, Inc.

8.  EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                               1998                1997               1996
                                       ---------------------------------------------------------
Numerator:
Net loss                                     $(64,271,787)       $ (5,710,230)      $ (5,059,197)
Adjustment to common stock subject to
 put to fair value                             13,930,140          (6,678,987)       (14,436,848)
                                       ---------------------------------------------------------
Numerator for basic earnings per
 share-income available to common
 stockholders                                 (50,341,647)        (12,389,217)       (19,496,045)

Denominator for basic earnings per
 share-weighted-average shares                 39,797,572          30,335,607         10,785,605
                                       ---------------------------------------------------------

Basic earnings per share                     $      (1.26)       $      (0.41)      $      (1.81)
                                       =========================================================

The effect of options (note 9) and warrants (Note 7) are not considered as it would be anti-dilutive. At December 31, 1998, these securities, if converted, could potentially dilute basic earnings per common share in the future.

9.  EMPLOYEE COMPENSATION PLANS

Equity Incentive Plan
---------------------

The Company's 1995 Equity Incentive Plan provides the opportunity for employees, consultants, officers and directors to be granted options to purchase, receive awards or make direct purchases of up to 8.5 million shares of the Company's common stock. Options granted under the Plan may be "Incentive Stock Options" or "Nonqualified Options" under the applicable provisions of the Internal Revenue Code.

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

                         Physicians Quality Care, Inc.

9.  EMPLOYEE COMPENSATION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its equity incentive plan is presented below. The fair value for these options was estimated at the date of grant using the "minimum value method" prescribed by SFAS 123. The following weighted-average assumptions were used to determine the fair value for 1998, 1997 and 1996, respectively: a risk-free interest rate of 4.0%, 6.1% and 6.2%, an expected dividend yield of 0% each year, and a weighted-average expected life of the options of one year.

                                                      1998                1997                1996
                                               ---------------------------------------------------------
Pro forma net loss available for common stock       $(50,895,743)       $(13,379,027)       $(19,541,921)
Pro forma basic loss per share                      $      (1.28)       $      (0.44)       $      (1.81)

A summary of the Company's stock option activity and related information is as follows:

                                             YEAR ENDED                           YEAR ENDED                          YEAR ENDED
                                         DECEMBER 31, 1998                    DECEMBER 31, 1997                   DECEMBER 31, 1996
                                ----------------------------------------------------------------------------------------------------
                                                   WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                                      EXERCISE                        EXERCISE                       EXERCISE
                                     SHARES            PRICE          SHARES            PRICE        SHARES            PRICE
                                ----------------------------------------------------------------------------------------------------
Outstanding at beginning
of period                              2,710,795             $ 2.25          811,012        $ 0.95       476,086            $ 0.10
Granted                                3,663,953               2.25        2,181,033          2.69       346,676              2.12
Exercised                                (87,500)             (0.11)         (90,375)        (0.04)
Forfeited                             (1,544,457)             (2.40)        (190,875)        (1.97)      (11,750)            (0.08)
                                ----------------------------------------------------------------------------------------------------

Outstanding at end of period           4,742,791                           2,710,795        $ 2.25       811,012            $ 0.95
                                ================                   =================              ==============

Exercisable at period end                491,052                             600,099                     140,487
                                ================                   =================              ==============
Weighted-average fair value
 of options granted during
 period                                    $0.09                               $0.85                    $   0.69

                         Physicians Quality Care, Inc.

9.  EMPLOYEE COMPENSATION PLANS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                       WEIGHTED-AVERAGE
                                                   OPTIONS              REMAINING LIFE
  EXERCISE PRICE      OPTIONS OUTSTANDING        EXERCISABLE               (YEARS)
------------------------------------------------------------------------------------------
      $0.01                152,586                 149,586                    6.5
       0.25                  1,000                     750                    6.7
       0.85                108,676                  54,338                    7.1
       1.00                300,000                  37,500                    8.7
       2.25              2,201,600                       0                    9.5
       2.50              1,497,100                 156,150                    9.0
       3.00                 91,829                  24,395                    9.7
       3.25                240,000                  68,333                    8.8
       3.75                150,000                       0                    9.5

All options granted vest ratably over a range of three to four years.

Profit Sharing Plan
-------------------

The Board of Directors of the Company approved the adoption of a qualified 401(k) profit sharing plan (the Plan) for all employees of the Company and MCP meeting certain eligibility requirements. Under the Plan, the participants may make contributions to the Plan of up to 15% of their compensation, up to the Internal Revenue Service limitation. Effective December 1, 1996, the Company and MCP may make discretionary contributions to the Plan as determined by the Board of Directors. The Company did not make contributions to the Plan during 1998, 1997 and 1996.

                         Physicians Quality Care, Inc.

10.  INCOME TAXES

The Company consolidates the affiliated physician practices for Federal and State income tax purposes.

Significant components of the provision for income taxes are as follows:

                                                         YEAR ENDED DECEMBER 31
                                                       1998                  1997
                                             -----------------------------------------
Current:
  Federal
  State                                                $ (56,149)            $ 111,123
                                             -----------------------------------------
                                                         (56,149)              111,123
Deferred:
  Federal                                               (634,152)             (770,443)
  State                                                 (111,910)             (135,961)
                                             -----------------------------------------
                                                        (746,062)             (906,404)
                                             -----------------------------------------

Total benefit                                          $(802,211)            $(795,281)
                                             =========================================

Deferred income taxes arise principally from temporary differences related to capitalized start-up costs, depreciation, net operating losses, certain accruals, and a change from the cash to accrual method of accounting for tax purposes. The components of the Company's deferred taxes are as follows:

                                                                      DECEMBER 31
                                                                 1998               1997
                                                       ------------------------------------
Deferred tax liabilities:
 Adjustment of cash basis practices to accrual basis           $  (860,220)     $(1,475,782)
 Fixed assets differences                                       (1,496,874)        (514,408)
                                                       ------------------------------------
Total deferred tax liabilities                                  (2,357,094)      (1,990,190)

Deferred tax assets:
 Other accrued liabilities                                         606,250          194,225
 Other (charitable contribution carryover)                          11,479            9,617
 Capitalized start-up costs                                        332,274          498,410
 Allowance for doubtful accounts                                   418,166          282,122
 Net operating loss carryover                                    6,945,103        3,660,488
                                                       ------------------------------------
                                                                 8,313,272        4,644,862
 Less valuation allowance                                       (5,956,178)      (3,400,734)
                                                       ------------------------------------
Net deferred tax assets                                          2,357,094        1,244,128
                                                       ------------------------------------

Net deferred tax liabilities                           $                 -      $  (746,062)
                                                       ====================================

                         Physicians Quality Care, Inc.

10.  INCOME TAXES (CONTINUED)

The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate is as follows:

                                                            YEAR ENDED DECEMBER 31
                                                     1998                            1997
                                         ------------------------------------------------------------
Federal taxes at statutory rates             $(22,125,159)       34.0%      $(2,211,874)         34.0%

Add (deduct):
 State income taxes, net of federal
  benefit                                      (3,006,419)        4.6          (300,555)          4.6

 Change in valuation allowance
  attributable to operations                    2,555,444        (3.9)        1,290,750         (19.8)
  Impairment of investment in
  long-term affiliation agreements             22,039,883       (33.8)
Other permanent differences                        31,604        (0.0)
 Goodwill                                                                       402,404          (6.2)
 Other                                           (297,564)        0.5            23,994          (0.4)
                                         ------------------------------------------------------------

                                              $  (802,211)        1.4%      $  (795,281)         12.2%
                                         ============================================================

At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9,151,000 which expire through the year 2012. The utilization of net operating losses may be subject to limitation under the change in stock ownership rules of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of $5,956,178 and $3,400,734 at December 31, 1998 and 1997, respectively, has been recognized to offset the deferred tax assets, including these carryforwards, since uncertainty exist with respect to future realization of such carryforwards. The 1998 increase in the valuation allowance of $2,555,444 is comprised of an increase in the allowance of $3,301,510 relating to the creation of deferred tax assets in the current period that may not be realized in future periods, and a decrease of $746,066 relating to the utilization of a portion of these deferred tax assets to offset acquired deferred tax liabilities unable to be offset by preacquisition deferred tax assets.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                          Description                                     Page
-----------        -------------------------------------------------------------     -----
    3.1(1)     --  Restated Certificate of Incorporation of the Registrant (as
                   amended on June 23, 1997)

    3.2(1)     --  Amended and Restated By-Laws of the Registrant (as amended on
                   June 19, 1997)

    4.1(1)     --  Specimen certificate for shares of Class A Common Stock

    4.2(1)     --  Amended and Restated Class B Common Stock and Warrant
                   Purchase Agreement dated June 20, 1997, between the
                   Registrant and each of the Institutional Investors

    4.3(1)     --  Stockholders Agreement, dated August 30, 1996 (the
                   "Stockholders Agreement"), among the Registrant, the
                   Institutional Investors, each Management Stockholder from
                   time to time party thereto, each Physician Stockholder from time to time party thereto and other existing stockholders from time to time party thereto

    4.4(2)     --  Waiver of Rights and Amendment Under Stockholders Agreement

    4.5(2)     --  Amendment No. 2 to the Stockholders Agreement

    4.6(1)     --  Stockholders Agreement dated August 9, 1996 between the
                   Registrant and certain Springfield Stockholder Physicians

    4.7(1)     --  Registration Rights Agreement dated August 9, 1996, by and among the Registrant and certain Springfield Stockholder
                   Physicians

   10.1(1)     --  1995 Equity Incentive Plan

   10.2(1)     --  Management Agreement dated August 30, 1996, between the
                   Registrant and Bain Capital Partners V, L.P., a Delaware
                   limited partnership (the "Management Agreement")

   10.3(1)     --  Lease dated November 1995 between Shorenstein Management,
                   Inc. as trustee for SRI Two Realty Trust and the Registrant

   10.4(1)     --  Lease dated December 9, 1996 between Steven M. Roberts, trustee of Northernedge/Plant One Realty Trust and the
                   Registrant

   10.5(1)     --  Maryland Full-Service Office Lease of Camden Yards North
                   Warehouse dated October 12, 1995, by and between the Maryland
                   Stadium Authority and the Registrant

   10.6(1)     --  Form of Merger Agreement dated December 11, 1996, among the
                   Registrant, the Flagship Affiliated Group and certain of the
                   Flagship Stockholder Physicians and their practices


   10.7(1)     --  Form of Asset Purchase Agreement dated December 11, 1996, among the Registrant, the Flagship Affiliated Group and
                   certain of the Flagship Stockholder Physicians and their
                   practices

   10.8(1)     --  Form of Affiliated Agreement dated December 11, 1996, among the Registrant, the Flagship Affiliated Group and certain of the Flagship Stockholder Physicians

   10.9(1)     --  Services Agreement dated December 11, 1996, between the
                   Registrant and the Flagship Affiliated Group (the "Flagship
                   Service Agreement")

   10.10(1)    --  Form of Employment Agreement dated December 11, 1996, between the Flagship Affiliated Group and each Flagship Stockholder
                   Physician

   10.11(1)    --  Form of Shareholder Designation and Stock Transfer Agreement
                   dated December 11, 1996, among the Registrant, the Flagship
                   Affiliated Group and the Flagship Affiliated Group
                   Stockholder, Laura M. Mumford, M.D.

   10.12(1)    --  Form of Merger Agreement among the Registrant, the
                   Springfield Affiliated Group and the Springfield Stockholder
                   Physicians and their practices

   10.13(1)    --  Form of Asset Purchase Agreement among the Registrant, the
                   Springfield Affiliated Group and certain Springfield
                   Stockholder Physicians

   10.14(1)    --  Form of Employment Agreement between the Springfield
                   Affiliated Group and certain Springfield Stockholder
                   Physicians, including General Terms and Conditions of
                   Employment for the Springfield Affiliated Group and Form of
                   Addendum thereto relating to the Springfield Stockholder
                   Physicians

   10.15(1)    --  Form of Affiliation Agreement dated August 30, 1996, among the Registrant, the Springfield Affiliated Group and the
                   Springfield Stockholder Physicians

   10.16(2)    --  Services Agreement dated August 30, 1996, among the
                   Registrant and the Springfield Affiliated Group

   10.17(1)    --  Shareholder Designation and Stock Transfer Agreement dated
                   August 9, 1996, among the Registrant, the Springfield
                   Affiliated Group and the Springfield Affiliated Group
                   Stockholder, Jay Ungar, M.D.

   10.18(1)    --  Credit Agreement dated January 16, 1997 among the Registrant,
                   Banker's Trust Company, as Agent, and various lending
                   institutions

  *10.19(1)    --  Employment Agreement dated June 21, 1995 between the
                   Registrant and Jerilyn P. Asher, as amended in January
                   1996 and on August 30, 1996

  *10.20(1)    --  Employment Agreement dated June 21, 1995 between the
                   Registrant and Arlan F. Fuller, M.D., as amended in
                   January 1996

   10.21(1)    --  Office Building Lease dated March 18, 1997, by and
                   between Harbor Court Associates and the Registrant

   10.22(2)    --  Amended and Restated Services Agreement dated July
                   1997, among Flagship Health II, P.A. ("Flagship II") and
                   the Registrant

   10.23(2)    --  Agreement dated July 31, 1997 by and among the
                   Registrant, Flagship, Flagship II and the Stockholders and
                   Optionholders of Clinical Associates, P.A.

   10.24(2)    --  Merger Agreement dated July 31, 1997, between the
                   Registrant, Flagship II, Clinical Associates and the
                   Stockholders and Optionholders of Clinical Associates

   10.25(2)    --  Amendment to the Management Agreement, dated
                   April 18, 1997

   21.1(2)     --  Subsidiaries of the Registrant

   27          --  Financial Data Schedule

_____________
(*) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.
(1) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-26137).
(2) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.