Form 10-Q
period 1999-03-31
PHYSICIANS QUALITY CARE INC
filed 1999-05-21
CIK 947569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1999
                               --------------------------------------------

                                       OR

X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to
                               ------------------    ------------------

Commission file number   333-26137
                       ------------------------


                         Physicians Quality Care, Inc.

             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                               04-3267297
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


     700 Technology Park Drive, Billerica, Massachusetts                01821
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code (978) 439-0323
                                                   -----------------------------


     Not Applicable
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Indicate by check U whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes    X       No
                                               -------       -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares outstanding of registrant's common stock as of March 31, 1999: 27,058,944 shares of Class A Common Stock, $.01 par value, 2,809,296 shares of Class B-1 Common Stock, $.01 par value, 1,790,704 shares of Class B-2 Common Stock, $.01 par value, 7,692,309 shares of Class C Common Stock, $.01 par value and 2,461,538 shares of Class L Common Stock.

                         PHYSICIANS QUALITY CARE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I          FINANCIAL INFORMATION



Item 1.         Balance Sheets as of March 31, 1999,
                December 31, 1998 ........................................    1


                Statements of Operations for the three months
                ended March 31, 1999 and 1998 ............................    2


                Statements of Cash Flows for the three months
                ended March 31, 1999 and 1998 ............................    3


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations ............    5




Part II         OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K


Signatures ...............................................................   14
Exhibit
 Index ...................................................................   16


                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements.


      Physicians Quality Care, Inc.
      Balance Sheets

                                              (Unaudited)
                                             March 31, 1999   December 31, 1998
                                             ----------------------------------
ASSETS
Current Assets:
  Cash and Cash Equivalents                  $  1,509,141         $  4,038,802
  Restricted cash                               1,102,412            1,248,655
  Intercompany                                  8,376,921            6,884,020
  Other current assets                            204,038              121,497
                                             ---------------------------------
Total current assets                           11,192,512           12,292,974
  Investment in long term affiliation
  agreements                                    5,936,815            6,095,253
  Property and equipment, net                     357,728              395,768
  Other assets                                    563,536              407,421
                                             ---------------------------------
  Total assets                               $ 18,050,591         $ 19,191,416
                                             =================================
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                           $    545,055         $    453,891
  Accrued Expenses                              1,124,144            1,172,834
                                             ---------------------------------
Total current liabilities                       1,669,199            1,626,725

Common Stock, Subject to Put, 18,751,636       42,191,181           42,191,181
 shares authorized, issued and
 outstanding at December 31, 1998

Stockholders' deficiency:
Preferred stock $.01 par value, 10,000,000
 shares authorized, none issued
  Class A Common Stock, $.01 par value,            93,198               93,052
  75,000,000 shares authorized 9,319,808
  and 9,305,208 shares issued at
  March 31, 1999 and December 31, 1998,
  respectively
  Class B-1 Common Stock, $.01 par value,          28,093               28,093
  15,267,915 shares authorized, 2,809,296
  shares issued and outstanding
  Class B-2 Common Stock, $.01 par value,          17,907               17,907
  9,732,085 shares authorized, 1,790,704
  shares issued and outstanding
  Class C Common Stock, $.01 par value,            76,923               76,923
  13,846,155 shares authorized, 7,692,309
  shares issued and outstanding
  Class L Common Stock, $.01 par value             24,615               24,615
  2,461,538 shares authorized,
  issued and outstanding
  Additional paid-in capital                   59,455,721           59,452,218
  Accumulated Deficit                         (85,496,121)         (84,309,173)
  Less cost of 1,012,500 shares of
  Class A Common Stock held in Treasury           (10,125)             (10,125)
                                             ---------------------------------
  Total stockholders' deficiency              (25,809,789)         (24,626,490)
                                             ---------------------------------
  Total liabilities and stockholders'
   deficiency                                $ 18,050,591         $ 19,191,416
                                             =================================
See accompanying notes.

                         Physicians Quality Care, Inc.
                           Statements of Operations
                                  (Unaudited)

                                                        Three Months
                                                       Ended March 31

                                                  1999                1998
                                          ------------------------------------
Management fee                                    $    360,593     $   849,634

Operating expenses:
     Salaries and benefits                             422,413         649,740
     General and administrative expenses               462,723         911,646
     Depreciation and amortization                      90,366         437,422
                                                  ----------------------------
Total expenses                                         975,502       1,998,808

Operating loss                                        (614,909)     (1,149,174)

Other income (expense):
     Interest income                                    44,145          92,455
     Loss of investment in subsidiary and
      affiliates                                      (538,273)       (888,346)
     Interest expense                                   (3,661)         (4,818)
                                                  ----------------------------
                                                      (497,789)       (800,709)
                                                  ----------------------------
Loss before income taxes                            (1,112,698)     (1,949,883)
Income tax (benefit) provision                          74,250

                                                  ----------------------------
Net loss                                          $ (1,186,948)    $(1,949,883)
                                                  ============================
Net loss available to common stock                $ (1,186,948)    $(6,489,379)
                                                  ============================
Net loss per common share-basic                   $      (0.03)    $     (0.17)
                                                  ============================
Weighted average common shares
 outstanding                                        41,807,762      39,242,861
                                                  ============================

See accompanying notes.

Physicians Quality Care, Inc.
Statements of Cash Flows
(Unaudited)

                                                     For the Three Months
                                                       Ended March 31

                                                  1999                1998
                                          ------------------------------------
Operating Activities
Net loss                                          $ (1,186,948)    $(1,949,883)
Adjustments to reconcile
 net loss to net
 cash used in operating activities:
  Depreciation and amortization                         90,366         437,422
  Changes in operating assets and
  liabilities, net of effects of
  business acquisitions:
  Due from affiliated physician practices           (1,384,252)     (2,888,191)
  Other assets                                         (80,401)       (124,179)
  Accounts payable and accrued expenses                 42,474        (524,508)
Net cash used in operating                        ----------------------------
 activities                                         (2,518,761)     (5,049,339)

Investing Activities
Purchase of property and
 equipment                                              (2,537)       (324,259)
Decrease in restricted cash                            146,243
Cash paid for affiliations                            (158,255)        (50,000)
Net cash used in investing                        ----------------------------
 activities                                            (14,549)       (374,259)

Financing Activities
Proceeds from issuance of
 common stock, net of
 issuance costs                                          3,649         191,440
Net cash provided by                              ----------------------------
 financing activities                                    3,649         191,440
                                                  ----------------------------
Net decrease in cash and
 cash equivalents                                   (2,529,661)     (5,232,158)
Cash and cash equivalents
 at beginning of period                              4,038,802       8,782,019
                                                  ----------------------------
Cash and cash equivalents
 at end of period                                 $  1,509,141     $ 3,549,861
                                                  ============================
See accompanying notes.

                         Physicians Quality Care, Inc.

                    Notes to Unaudited Financial Statements
                  Three Months Ended March 31, 1999 and 1998

(1)  Basis of Presentation
     ---------------------

          The accompanying unaudited financial statements of Physicians Quality Care, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and in accordance with Rule 10-01 of Regulation S-X.

          In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999. The results of operations for the three month periods ended March 31, 1999 are not necessarily indicative of results for the full year.

          These unaudited financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended (No. 333-26137), and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

(2)  New Accounting Standards
     ------------------------

         In the fourth quarter of 1998, the Company adopted Emerging Issues Task Force Issue 97-2, Consolidation of Physician Practice Entities ("EITF-97-2"). Due to the existence of a Joint Policy board at each affiliated physician practices, the Company cannot demonstrate a controlling financial interest in its affiliated physician practices, as defined by EITF 97-2, and therefore, does not consolidate the operating results and accounts of the affiliated physician practices. The adoption of EITF 97-2 resulted in reclassifications in certain amounts presented in the accompanying statements of operations and cash flows for the periods presented but did not impact the current or any previously reported net loss or net loss per common share.

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

          This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Factors Affecting Future Operating Results.

OVERVIEW

          The Company affiliates with and operates multi-specialty medical practice groups. The first physician affiliation took place on August 30, 1996, with 32 physicians in the Springfield, Massachusetts and Enfield, Connecticut area. On December 11, 1996, PQC consummated the affiliation with the Flagship Affiliated Group, which consisted of 59 physicians in Baltimore and Annapolis, Maryland. In connection with the affiliation transactions, the assets and liabilities of the physician practices were transferred to newly formed PCs or PAs affiliated with the Company. Additional physicians have been subsequently added to the Affiliated Groups. PQC is working with these groups of physicians to improve operating practices and to obtain managed care contracts. On October 24, 1997, the Company also acquired a 50% interest in Total Life Care and a 50% interest in Total Quality Practice Management. Both companies are developing IPA business located in Atlanta, Georgia. As of March 31, 1999, the Company had affiliations or IPA arrangements with the following physicians:

                        Affiliated Physicians
                 ---------------------------------
                 Maryland  Massachusetts   Georgia
                 --------  -------------   -------
Primary Care:          78             28        0
Specialist:            74             14        0
Total:                152             42        0
                           IPA Physicians
                 ---------------------------------
                 Maryland  Massachusetts  Georgia(*)
                 --------  -------------   -------
Total:                  0              0      350

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

Recent Negative Financial Developments

          Negotiations with Affiliated Physicians. During 1999, the Company has continued to experience operating losses at an accelerating rate. The Company does not currently believe that it will be able to achieve profitability under its economic arrangements with the physician practices. To address its operating losses, the Company has substantially reduced its corporate staff and overhead, but these actions alone are not anticipated to result in positive cash flow. The Company does not have sufficient capital reserves to fund operating losses at current levels for the remainder of 1999. Because of the continuing operating losses and the unavailability of additional equity financing from the Company's institutional investors, the Company has been conducting negotiations with its Affiliated Groups to restructure their economic relationship. The Company's initial proposal was made to the physicians in November 1998 and did not obtain support from the physicians. Under that proposal, the Company would have received a fee of 7.5% of practice revenue and the physicians would have been provided with a larger equity interest in the Company. In February 1999, the Board of Directors concluded that the initial proposal did not constitute a basis on which a restructuring could proceed. In light of the continuing losses and deteriorating cash position, the Board directed management to negotiate with each physician group proposals either (i) to restructure the contractual arrangements with the affiliated physicians on terms that would provide the Company with a fee that would at least cover the Company's operating expenses or
(ii) to sell the practices to the physicians upon terms that reflected at least an arms length arrangement. The Board also considered other alternatives for liquidating or disposing of the affiliated practices.

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

Results of Operations

Three Months ended March 31, 1999

          Management fee income was approximately $360,000 for the first three months of 1999 compared to approximately $850,000 during the first three months of 1998. Each of the three affiliated groups were parties to their respective Services Agreement during the entire period of both years. The decline in 1999 is principally attributable to the reduction in the fee payable by Flagship II due to a shortfall in incremental income, as well as declines in revenues at the Company's other affiliated physician practices. The Company's operating expenses also declined significantly during the period, with salaries and benefits declining from approximately $650,000 for the first three months of 1998 to approximately $422,000 for the first three months of 1999, which decline reflects the reduction in staffing levels as the Company has reduced the size of its corporate staff. General and administrative expenses declined from approximately $912,000 during the first three months of 1998 to approximately $463,000 during the corresponding period in 1999. The decline in general and administrative expenses reflects cost saving measures undertaken by the Company, the smaller scope of the Company's corporate activities, reduced office rent as the Company moved to a smaller and less expensive facility and reduced development activities. Depreciation and amortization declined by approximately $347,000 for the first three months of 1999 compared to 1998 reflecting the significant write down of goodwill at the end of 1998. Since the reduction in expenses outpaced the reduction in management fees, the Company narrowed the operating loss in the first quarter from approximately $1,150,000 in 1998 to a loss of approximately $615,000 in 1999. After giving effect to non-operating losses (principally loss of investment in subsidiaries and affiliates) Company had a net loss of approximately $1,187,000 for the first three months of 1999, compared to a loss of approximately $1,950,000 for the first three months of 1998.

Liquidity and Capital Resources

          The Company's principal requirements for capital have been payments to physicians in connection with affiliation transactions with the Company and its Affiliated Groups, transaction costs associated with such affiliation transactions, working capital requirements for its Affiliated Groups and the funding of operating losses. Due to its start-up status, the Company has incurred significant operating losses to date and does not have operating cash flow to fund growth or further losses. The Company's principal sources of capital to date have been the issuance of Class B, Class C Common Stock and Class L Common Stock to certain institutional investors, issuances of Class A Common Stock to Physician Stockholders, other issuances of Class A Common Stock to private investors and cash generated by the operations of the Affiliated Groups.

          Working capital existing at the date of affiliation has generally been retained in the practices. Therefore, additional working capital investment is generally only required to the extent billing processing is slowed during payor administrative changes after an affiliation and also to fund growth of revenues. The Company has a total of $8.4 million due from the Affiliated Groups at March 31, 1999 compared to approximately $6.9 million at December 31, 1998. The increase reflects an increase in the number of days that collections of the affiliated groups remain outstanding.

          The Company's liquidity position continued to decline during the first quarter of 1999. The Company's only source of capital during the period was its operations. The Company used net cash of approximately $2.5 million in its operations. Cash and cash equivalents declined from approximately $3.5 million at December 31, 1998 to approximately $1.5 million at March 31, 1999. The Company anticipates the continued losses will cause that net cash position to continue to decline unless offset by proceeds from the sale of affiliated practices or improvements in the collections at affiliated groups.

          In light of its financial condition, the Company does not have any material capital expenditures budgeted for 1999.

Factors Affecting Future Operating Results

     History of Operating Losses

          The Company has incurred losses for each of its fiscal years and through the first quarter of 1999. The Company expects to incur operating losses for at least the immediate future. The Company currently does not have significant resources to fund future operating losses. See "-- Need for Substantial Additional Capital." There can be no assurance that the Company will achieve or maintain profitability.

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

          Exhibit Index

          27   Financial Data Schedule

    (b)   Reports on Form 8-K:  None

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:                           PHYSICIANS QUALITY CARE, INC.



                                By: /s/ Eugene M. Bullis
                                    -------------------------
                                    Eugene M. Bullis
                                    Chief Financial Officer
                                    and Senior Vice President

                                 EXHIBIT INDEX

Exhibits
--------

27        Financial Data Schedule