Form 10-Q
period 1999-06-30
PHYSICIANS QUALITY CARE INC
filed 1999-08-20
CIK 947569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      June 30, 1999
                               ------------------------------------------

                                      OR

X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _____________________


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

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes    X       No_________
                                              ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares outstanding of registrant's common stock as of June 30, 1999: 22,258,944 shares of Class A Common Stock, $.01 par value, 2,809,296 shares of Class B-1 Common Stock, $.01 par value, 1,790,704 shares of Class B-2 Common Stock, $.01 par value, 7,692,309 shares of Class C Common Stock, $.01 par value and 2,461,538 shares of Class L Common Stock.

                         PHYSICIANS QUALITY CARE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I         FINANCIAL INFORMATION

Item 1.        Balance Sheets as of June 30, 1999 (Unaudited) and
               December 31, 1998...........................................................    1

               Unaudited Statements of Operations for the three and six
               months ended June 30, 1999 and 1998.........................................    2

               Unaudited Statements of Cash Flows for the six months
               ended June 30, 1999 and 1998................................................    3

               Notes to unaudited financial statements six months ended
               June 30, 1999 and 1998......................................................    4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................................    5


PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K............................................


Signatures.................................................................................   27
Exhibit Index..............................................................................   27

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

     Physicians Quality Care, Inc.
     Balance Sheets

                                                                                   (Unaudited)
                                                                                  June 30, 1999     December 31, 1998
                                                                                  -------------     -----------------
ASSETS
Current Assets:
      Cash and Cash Equivalents                                                   $   1,034,613     $       4,038,802
      Restricted cash                                                                 1,058,663             1,248,655
      Intercompany                                                                    5,750,243             6,884,020
      Note receivable                                                                 3,891,000                     -
      Other current assets............................................                        -               121,497
                                                                                  -------------     -----------------
Total current assets                                                                 11,734,519            12,292,974

      Investment in long term affiliation agreements, net                             4,349,015             6,095,253
      Property and equipment, net                                                       307,616               395,768
      Other assets....................................................                   59,144               407,421
                                                                                  -------------     -----------------
      Total assets                                                                $  16,450,294     $      19,191,416
                                                                                  =============     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                            $     520,167     $         453,891
      Accrued expenses                                                                1,860,709             1,172,834
                                                                                  -------------     -----------------

Total current liabilities.............................................            $   2,380,876             1,626,725

Common Stock, Subject to Put, 13,951,636 and 18,751,636 shares                       31,391,182            42,191,181
authorized, issued and outstanding at June 30, 1999 and December 31,
1998, respectively

Stockholders' deficiency:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued
      Class A Common Stock, $.01 par value, 75,000,000 shares authorized                 93,198                93,052
      9,319,808 and 9,305,208 shares issued at June 30, 1999 and
      December 31, 1998, respectively
      Class B-1 Common Stock, $.01 par value, 15,257,915 shares                          28,093                28,093
      authorized, 2,809,296 shares issues and outstanding
      Class B-2 Common Stock, $.01 par value, 9,732,085 shares                           17,907                17,907
      authorized, 1,790,704 shares issued and outstanding
      Class C Common Stock, $.01 par value, 13,846,155 shares authorized,                76,923                76,923
      7,692,309 shares issued and outstanding
      Class L Common Stock, $.01 par value 2,461,538 shares authorized,                  24,615                24,615
      issued and outstanding
      Additional paid-in capital                                                     70,255,720            59,452,218
      Accumulated Deficit                                                           (87,808,095)          (84,309,173)
      Less cost of 1,012,500 shares of Class A Common Stock held in Treasury            (10,125)              (10,125)
                                                                                  -------------     -----------------

Total stockholders' deficiency........................................              (17,321,764)          (24,626,490)
                                                                                  -------------     -----------------

Total liabilities and stockholders' deficiency........................            $  16,450,294     $      19,191,416
                                                                                  =============     =================

See accompanying notes.

                         Physicians Quality Care, Inc.
                           Statements of Operations
                                  (Unaudited)

                                                                    Three Months                  Six Months
                                                                    Ended June 30               Ended June 30

                                                                  1999          1998          1999          1998
                                                           -----------------------------------------------------
Management fee                                             $   572,971       570,364   $   933,565   $ 1,419,998

Operating expenses:
       Salaries and benefits                                   587,619       691,494     1,010,032     1,341,234
       General and administrative expenses                     486,779       856,252       949,503     1,767,894
       Depreciation and amortization                            85,465       608,800       175,830     1,046,221
                                                                ------       -------       -------     ---------

Total expenses                                               1,159,863     2,156,546     2,135,365     4,155,349

Operating loss                                                (586,892)   (1,586,182)   (1,201,800)   (2,735,351)
Other income (expense):
       Interest income                                          11,730        33,950        55,875       126,404
       Loss of investment in subsidiary and affiliates      (1,781,356)   (1,130,488)   (2,319,627)   (2,018,829)
       Interest expense                                              -             -        (3,661)       (4,818)
                                                           -----------------------------------------------------
                                                            (1,769,626)   (1,096,538)   (2,267,413)   (1,897,243)
Loss before income taxes                                    (2,356,518)   (2,682,720)   (3,469,213)   (4,632,594)
Income tax (benefit) provision                                 (44,541)            -        29,709             -
                                                           -----------------------------------------------------
Net loss                                                   $(2,311,977)  $(2,682,720)  $(3,498,922)  $(4,632,594)
                                                           ===========   ===========   ===========   ===========
Net loss available to common stock                         $(2,311,977)  $(7,222,214)  $(3,498,922)  $(9,172,090)
                                                           ===========   ===========   ===========   ===========
Net loss per common share-basic                            $     (0.06)  $     (0.18)  $     (0.09)  $     (0.23)
                                                           ===========   ===========   ===========   ===========
Weighted average common shares outstanding                  38,595,209    39,461,589    40,192,611    39,352,829
                                                           ===========   ===========   ===========   ===========

See accompanying notes.

                         Physicians Quality Care, Inc.
                           Statements of Cash Flows
                                  (Unaudited)


                                                                         For the Six Months
                                                                            Ended June 30,
                                                                        1999             1998
                                                                        ----             ----
Operating Activities
Net loss                                                             $(3,498,922)     $(4,632,594)
Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization                                           175,830        1,046,221
 Changes in operating assets and liabilities, net of effects of business acquisitions:
   Due from affiliated physician practices                              (523,293)      (3,710,752)
   Prepaid expenses and other assets                                      55,196         (159,543)
   Accounts payable and accrued expenses                                 754,151         (519,916)
                                                                     -----------      -----------
Net cash used in operating activities............................     (3,037,038)      (7,976,584)

Investing Activities
Purchase of property and equipment                                        (2,537)         (93,402)
Decrease/(increase) in restricted cash                                   189,992       (1,106,290)
Cash paid for affiliations.......................................       (158,255)         (50,000)
                                                                     -----------      -----------
Net cash provided by (used in) investing activities                       29,200       (1,249,692)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs....          3,649          186,440
                                                                     -----------      -----------
Net cash provided by financing activities........................          3,649          186,440
                                                                     -----------      -----------

Net decrease in cash and cash equivalents                             (3,004,189)      (9,039,835)
Cash and cash equivalents at beginning of period.................      4,038,802        8,782,019
                                                                     -----------      -----------

Cash and cash equivalents at end of period.......................    $ 1,034,613      $  (257,817)
                                                                     ===========      ===========

See accompanying notes.

                         Physicians Quality Care, Inc.

                    Notes to Unaudited Financial Statements
                    Six Months Ended June 30, 1999 and 1998

(1)  Basis of Presentation
     ---------------------

          The accompanying unaudited financial statements of Physicians Quality Care, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and in accordance with Rule 10-01 of Regulation S-X.

          In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position as of June 30, 1999 and the results of operations for the six months ended June 30, 1999. The results of operations for the six month periods ended June 30, 1999 are not necessarily indicative of results for the full year.

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

(3)  Sales of Business and Restructuring
     -----------------------------------

          In 1999, the Company determined that it would not be able to achieve positive cash flows under its current service agreements with the affiliated medical practices. The Company also concluded that it did not have sufficient financial resources to expand its operations or to continue to incur financial losses at historical rates, including the rate incurred during the first six months of 1999. To address this situation, the Company sold in May 1999 its interest in Clinical Associates, P.A. (Flagship II) to the physicians affiliated with Clinical Associates. The total proceeds to the Company from said sale were $3,527,000, with the final installment of such payment being due in August 1999. On July 1, 1999, $2,000,000 of the total proceeds was paid. A closing service fee of $500,000 will also be paid.

          The Company is also currently negotiating the potential sale of its interest in physician practices of Flagship Health, PA. If such transactions are completed, the Company will have discontinued, substantially all of its operation in the Baltimore, Maryland area. At this time, the Company has not entered into definitive agreements for the sale of such businesses and there can be no assurance that any such agreements will be reached. The Company is also conducting negotiations with the physicians affiliated with Medical Care Partners, PC (Springfield) with the objective of either entering into a new Services Agreement with such physicians or selling the Company's interest in Medical Care Partners to such physicians. At this time, the Company has not entered into a definitive agreement with respect to either Flagship Health or Medical Care Partners and there can be no assurance that any such agreement will be reached. There can be no assurance if a sale of Flagship Health and a restructuring of the arrangements with Medical Care Partners are completed that the Company's remaining operations will constitute a viable business. The Company is also considering the sale of its interest in the Atlanta IPA businesses (TLC Management Company and Total Quality Practice Management, Inc.). If the Company sells all of the practices, it anticipates that such proceeds will be substantially less than the liquidation preference on the Class B, C and L Common Stock.

          In light of its financial condition, the Company has taken significant steps to reduce its operating expenses. Such actions, including staff reductions and termination arrangements, have resulted in certain contractual obligations that will be payable in future periods. These related actions were recorded as part of a restructuring charge taken by the Company at December 31, 1998. The Company believes the restructuring charge will be sufficient to cover these obligations.

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

OVERVIEW

          The Company was established to affiliate with and operate multi-specialty medical practice groups. The first physician affiliation took place on August 30, 1996, with 32 physicians in the Springfield, Massachusetts and Enfield, Connecticut area. On December 11, 1996, PQC consummated the affiliation with the Flagship Affiliated Group, which consisted of 59 physicians in Baltimore and Annapolis, Maryland. In connection with the affiliation transactions, the assets and liabilities of the physician practices were transferred to newly formed PCs or PAs affiliated with the Company. Additional physicians have been subsequently added to the Affiliated Groups. On October 24, 1997, the Company also acquired a 50% interest in Total Life Care and a 50% interest in Total Quality Practice Management, Inc. Both companies are developing IPA business located in Atlanta, Georgia.

          In 1999, the Company determined that it would not be able to achieve positive cash flows under its current service agreements with the affiliated medical practices. The Company also concluded that it did not have sufficient financial resources to expand its operations or to continue to incur financial losses at historical rates, including the rate incurred during the first six months of 1999. To address this situation, the Company sold in May 1999 its interest in Clinical Associates, P.A. (Flagship II) to the physicians affiliated with Clinical Associates. The total proceeds to the Company from said sale were $3,527,000, with the final installment of such payment being due in August 1999. On July 1, 1999, $2,000,000 of the total proceed was paid. A closing service fee of $500,000 will also be paid.

          The Company is also currently negotiating the potential sale of its interest in the physician practices of Flagship Health, PA. If such transactions are completed, the Company will have discontinued, substantially all of its operation in the Baltimore, Maryland area. At this time, the Company has not entered into definitive agreements for the sale of such businesses and there can be no assurance that any such agreements will be reached. The Company is also conducting negotiations with the physicians affiliated with Medical Care Partners, PC (Springfield) with the objective of either entering into a new Services Agreement with such physicians or selling the Company's interest in Medical Care Partners to such physicians. At this time, the Company has not entered into a definitive agreement with respect to either Flagship Health or Medical Care Partners and there can be no assurance that any such agreement will be reached. There can be no assurance if a sale of Flagship Health and a restructuring of the arrangements with Medical Care Partners are completed that the Company's maintaining operations will constitute a viable business. The Company is also considering the sale of its interest in the Atlanta IPA businesses (TLC Management Company and Total Practice Management, Inc.). If the Company sells all of the practices, it anticipates that such proceeds will be substantially less than the liquidation preference on the Class B, C and L Common Stock.

          In light of its financial condition, the Company has taken significant steps to reduce its operating expenses. Such actions, including staff reductions and termination arrangements, have resulted in certain contractual obligations that will be payable in future periods. These related actions were recorded as part of a restructuring charge taken by the Company at December 31, 1998. The Company believes the restructuring charge will be sufficient to cover these obligations.

          As of June 30, 1999, the Company had affiliations or IPA arrangements with the following physicians:

                                        Affiliated Physicians

                         Maryland          Massachusetts           Georgia
                      --------------    --------------------    -------------
Total:                      56                   42                   0


                                           IPA Physicians

                         Maryland          Massachusetts          Georgia(*)
                      --------------    --------------------    -------------
Total:                      0                    0                   350

(*) Reflects number of physicians in IPA network in which the Company has a 50% interest.

          Under the Company's contractual arrangements with its Affiliated Groups, the Company can improve its management fee revenues by increasing the patient care revenue of its Affiliated Groups, whether through improved billing and operating efficiency, additional patient encounters or increased capitated revenues, and controlling the expenses of Affiliated Groups. To the extent that patient revenue increases at a greater rate than practice expenses, PQC's management fee will increase. Conversely, if PQC is not able to control practice expenses or assist the Affiliated Groups in increasing patient care revenue, PQC will earn no or only a limited management fee. Under the arrangements with the physicians formerly associated with Clinical Associates (which became effective on December 1, 1997 and terminated as of May 1999) PQC earned a fee based, in part, upon increases in billings, net of bad debts and discounts, above historical levels, and a reduction in the percentage of revenue needed to pay practice expenses. While this structure causes PQC's management fee not to be as dependent upon controlling practice expenses, PQC believes that both increased revenues and controlling costs will continue to be important factors to its management fee growth as increased billings depend upon affiliated physicians being motivated by competitive levels of compensation.

Write-down of Intangible Assets

          In connection with its Affiliations, the Company has recorded a significant amount of intangible assets as the consideration paid to physicians exceeds the value of the practice assets. At December 31, 1997, the Company had intangible assets of approximately $61.2 million reflected on its balance sheet as long-term affiliation agreements. The Company has written the value of such intangibles down to $6.1 million at December 31, 1998. During the six months ended June 30, 1999, additional adjustments and reclassifications reduced the carrying value to $4.3 million. Depending upon the outcome of negotiations with affiliated physicians, additional write-downs are possible.

Results of Operations

Six Months ended June 30, 1999

          Management fee income was approximately $934,000 for the first six months of 1999 compared to approximately $1,420,000 during the first six months of 1998. Each of the three affiliated groups were parties to their respective Services Agreement during the entire period of both years, except that the Services Agreement with Flagship Health II, PA ("Flagship II") terminated in May 1999. The decline in 1999 is principally attributable to the reduction in the fee payable by Flagship II due to a shortfall in incremental income, as well as declines in gross margins at the other affiliated physician practices. Management fee income is expected to continue to decrease in future periods resulting from the termination in May 1999 of affiliate arrangements with Flagship II and the other anticipated termination of affiliate arrangements with the majority of physicians affiliated with Flagship Health, PA. The Company's operating expenses also declined significantly during the period, with salaries and benefits declining from approximately $1,341,000 in the 1998 period to approximately $1,010,000 for the first six months of 1999. This decline principally reflects the reduction in staffing levels as the Company has reduced the size of its corporate staff. General and administrative expenses declined from approximately $1,768,000 during the first six months of 1998 to approximately $950,000 during the corresponding period in 1999. The decline in general and administrative expenses reflects cost saving measures undertaken by the Company, the smaller scope of the Company's corporate activities, reduced office rent as the Company moved to a smaller and less expensive facility and reduced business development activities. Depreciation and amortization declined by approximately $870,000 for the first six months of 1999 compared to 1998. This reduction is attributable to the $54.0 million write down of goodwill at the end of 1998. Since the reduction in expenses outpaced the reduction in management fees, the Company narrowed the operating loss in the first six months from approximately $2,735,000 in 1998 to a loss of approximately $1,202,000 in 1999. After giving effect to non-operating losses (principally loss of investment in subsidiaries and affiliates), the Company had a net loss of approximately $3,499,000 for the first six months of 1999, compared to a loss of approximately $4,633,000 for the first six months of 1998.

Liquidity and Capital Resources

          The Company's principal requirements for capital have been working capital requirements for its Affiliated Groups and the funding of operating losses. Due to its start-up status, the Company has incurred significant operating losses to date and does not have operating cash flow to fund growth or further losses. The Company's principal sources of capital to date have been the issuance of Class B, Class C Common Stock and Class L Common Stock to certain institutional investors, issuances of Class A Common Stock to Physician Stockholders, other issuances of Class A Common Stock to private investors and cash generated by the operations of the Affiliated Groups.

          Working capital existing at the date of affiliation has generally been retained in the practices. Therefore, additional working capital investment is generally only required to the extent billing processing is slowed during payor administrative changes after an affiliation and also to fund growth of revenues. The Company has a total of $5.8 million due from the Affiliated Groups at June 30, 1999 compared to approximately $6.9 million at December 31, 1998. The decrease reflects a decrease in the number of days that collections of the affiliated groups remain outstanding, and the sale of Flagship II.

          The Company's liquidity position continued to decline during the first six months of 1999. The Company's only source of capital during the period was its operations. The Company used net cash of approximately $3.0 million in its operations. Cash and cash equivalents declined from approximately $4.0 million at December 31, 1998 to approximately $1.0 million at June 30, 1999. In light of its financial condition, the Company has taken significant steps to reduce its operating expenses. Such actions, including staff reductions and termination arrangements, have resulted in contractual obligations that will be payable in future periods. These related actions were recorded as part of a restructuring charge taken by the Company at December 31, 1998. The Company believes the restructuring charge will be sufficient to cover these obligations. The Company anticipates that its future uses of cash will primarily be such expenses and the funding of operating losses. In addition to cash available at June 30, 1999, the Company will receive the remaining payments due from Flagship II during the third fiscal quarter of 1999 and may receive payments in connection with the sale of its interest in Flagship Health and Medical Care Partners (Springfield). If both Medical Care Partners and Flagship Health are sold, such proceeds, after payment of the Company's obligations, are expected to be less than the liquidation preference on the Class B, C and L Common Stock. Consequently, if the Company were to be dissolved, the holders of Class A Common Stock are unlikely to be entitled to participate in the proceeds of the disposition of the Company's businesses.

          In light of its financial condition, the Company does not have any material capital expenditures budgeted for 1999.

Factors Affecting Future Operating Results

     History of Operating Losses

          The Company has incurred losses in each of its fiscal years and through the second quarter of 1999. The Company expects to incur operating losses for at least the immediate future. The Company currently does not have significant resources to fund future operating losses. See "-- Need for Substantial Additional Capital." There can be no assurance that the Company will achieve or maintain profitability.

     Restructuring

          The Company has sold the operations of Flagship II and is in the process of negotiating transactions to sell the assets of Flagship Health and either to restructure the terms of the Company's fee under the Services Agreements with Medical Care Partners (Springfield) or to sell Medical Care Partner's practices back to the affiliated physicians. Even if the Company succeeds in such efforts, the Company will not have significant capital resources and anticipates that it would receive proceeds from the sale of the practices and the Atlanta IPA businesses (TLC Management Company and Total Quality Practice Management, Inc.) that are substantially less than the liquidation preferences on the Class B, C and L common stock. Consequently, if the Company were to liquidate its assets and dissolve the Company, it is likely that the holders of Class A Common Stock would not receive any proceeds in such dissolution. If the Company were to negotiate revised Service Agreements with one or more groups of affiliated physicians, there can be no assurance that the Company will not continue to incur losses or that it will continue to be a viable, long-term business.

     Need for Substantial Additional Capital

          The Company required substantial capital resources to obtain the necessary scale to become profitable and to fulfill its original business plan. If the Company continues to restructure its operations, additional funds would be required to fund the acquisition, integration, operation and expansion of affiliated practices, capital expenditures including the development of the information systems to manage such practices, operating losses and general corporate purposes.

          The Company has no committed external sources of capital and does not anticipate that it will obtain additional financing from the institutional investors which have previously invested in the Company. Without the consent of the director elected by the stockholders of the Class B-1 Common Stock (the "Class B-1 Director"), the director elected by the stockholders of the Class B-2 Common Stock (the "Class B-2 Director,") and together with the Class B-1 Director the ("Class B Directors") and the directors elected by the holders of Class C Common Stock (the "Class C Directors"), the Company may not obtain additional financing through external borrowings or the issuance of additional securities. The issuance of additional capital stock could have an adverse effect on the value of the shares of common stock held by the then existing stockholders. There can be no assurance that the Class B Directors and Class C Directors will approve such capital raising activities or that the Company will be able to raise additional capital when needed on satisfactory terms or at all. The failure to obtain additional financing when needed and on appropriate terms could have a material adverse effect on the Company.

     Dependence upon Affiliated Medical Practices

          Although the Company does not and will not employ physicians or control the medical aspects of the practices of the physicians employed by the Springfield Affiliated Group or the Flagship Affiliated Group, the Company's revenue and profitability are directly dependent on the revenue generated by the operation and performance of the affiliated medical practices. The compensation to the Company under its Services Agreements with the Affiliated Groups is based upon a percentage of the profits or revenues generated by the Affiliated Groups' practices with a substantial portion of the profits or revenues being allocated to the physicians until threshold levels of income or revenues, based upon the physicians' historical compensation or billings, are achieved. Accordingly, the performance of affiliated physicians affects the Company's profitability and the success of the Company depends, in part, upon an increase in net revenues from the practice of affiliated physicians compared to historical levels. The inability of the Company's Affiliated Groups to attract and retain patients, to manage patient care effectively and to generate sufficient revenue or a material decrease in the revenues of the Affiliated Groups would have a material adverse effect on the financial performance of the Company. To the extent that the physicians affiliated with the Company are concentrated in a limited number of target markets, as is currently the case in western Massachusetts and Maryland, deterioration in the economies of such markets could have a material adverse effect upon the

Company.

     Risk of Inability to Manage Expanding Operations

          The Company has sought to expand its operations rapidly, which has created significant demands on the Company's administrative, operational and financial personnel and systems. During the past six months, the Company has sought to reduce its staff and overhead. There can be no assurance that the Company's systems, procedures, controls and staffing are adequate to support the Company's operations. If the Company continues its affiliate relationships, the Company's future operating results will substantially depend on the ability of its officers and key employees to integrate the management of the Affiliated Groups, to implement and improve operational, financial control and reporting systems and to manage changing business conditions.

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


     Risks from Put and Other Rights Held by Certain Stockholders

          Each physician and management stockholder who is a party to the Stockholders Agreement, dated as of August 30, 1996 (the "Stockholder's Agreement"), has the right to require PQC to purchase the Common Stock owned by such stockholder at fair market value upon their death or disability. Pursuant to the Stockholders Agreement, fair market value, as determined by the Board of Directors, reflects an arms-length private sale. In determining the fair market value, the Board is to consider recent arms-length sales by the Company and the stockholders, as well as other factors considered relevant. While the Stockholders Agreement does not limit the Board's discretion, such other factors may include changes, since the last arms-length sale, in the Company's financial conditions or prospects and any valuation studies conducted by management of the Company or independent valuation experts. Under the Stockholder Agreement, the Board is not permitted to discount the fair market value of the Common Stock to reflect the fact that the Common Stock being sold constitutes less than a majority of the outstanding shares. The put option is only triggered by death or disability (and in a few instances retirement) and will terminate upon the completion of a public offering which results in at least $50.0 million in gross revenues to the Company and which meets certain other criteria. To the extent that the "put options" are likely to be exercised, the Company expects to fund such repurchases from working capital, or other sources.

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


Date:  August 20, 1999               PHYSICIANS QUALITY CARE, INC.



                                     By:   /s/  Eugene M. Bullis
                                         ------------------------------
                                           Eugene M. Bullis
                                           Chief Financial Officer
                                           and Senior Vice President

                                 EXHIBIT INDEX

Exhibits
--------

27        Financial Data Schedule