Form 10-Q
period 1999-09-30
PHYSICIANS QUALITY CARE INC
filed 2000-01-25
CIK 947569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     September 30, 1999
                              -----------------------

                                      OR

X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from__________________ to __________________________


Commission file number   333-26137
                       -------------

                         Physicians Quality Care, Inc.
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              04-3267297
 (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


700 Technology Park Drive, Billerica, Massachusetts                01821
   (Address of Principal Executive Offices)                      (Zip Code)


       Registrant's Telephone Number, Including Area Code (978) 439-0323
                                                          --------------

                                Not Applicable
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check X whether the registrant: (1) has filed all reports
                      ---
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X      No
                                              -----  ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares outstanding of registrant's common stock as of September 30, 1999: 22,258,944 shares of Class A Common Stock, $.01 par value, 2,809,296 shares of Class B-1 Common Stock, $.01 par value, 1,790,704 shares of Class B-2 Common Stock, $.01 par value, 7,692,309 shares of Class C Common Stock, $.01 par value and 2,461,538 shares of Class L Common Stock.

                         PHYSICIANS QUALITY CARE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I      FINANCIAL INFORMATION

Item 1.     Balance Sheets as of September 30, 1999 (unaudited) and
            December 31, 1998                                                 1
            Unaudited Statements of Operations for the three and nine
            months ended September 30, 1999 and 1998                          2

            Unaudited Statements or Cash Flows for the nine months
            ended September 30, 1999 and 1998                                 3
            Notes to unaudited financial statements nine months ended
            September 30, 1999 and 1998                                       4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         5

Part II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

Signatures                                                                   27
Exhibit                                                                      27
Index

                                     PART I

                             FINANCIAL INFORMATION

     Item 1.  Financial Statements.


     Physicians Quality Care, Inc.                                                     (Unaudited)
     Balance Sheets                                                                September 30, 1999     December 31, 1998
                                                                                   ------------------     -----------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                                        $   1,572,646        $  4,038,802
     Restricted cash                                                                      1,059,449           1,248,655
     Intercompany                                                                         5,716,242           6,884,020
     Note receivable                                                                      1,280,010                   -
     Other current assets                                                                    68,614             121,497
                                                                                      -------------        ------------
Total current assets                                                                      9,696,961          12,292,974

     Investment in long term affiliation agreements, net                                  4,286,374           6,095,253
     Property and equipment, net                                                            267,742             395,768
     Other assets                                                                            59,144             407,421
                                                                                      -------------        ------------
     Total assets                                                                     $  14,310,221        $ 19,191,416
                                                                                      =============        ============

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                                 $     312,256        $    453,891
     Accrued expenses                                                                     1,971,846           1,172,834
                                                                                      -------------        ------------
Total current liabilities                                                             $   2,284,102           1,626,725
Common Stock, Subject to Put, 13,951,636 and 18,751,636 shares authorized,               31,391,182          42,191,181
issued and outstanding at September 30, 1999 and December 31, 1998, respectively

Stockholders' deficiency:
     Preferred stock $.01 par value, 10,000,000 shares authorized, none                      93,198              93,052
     issued Class A Common Stock, $.01 par value, 75,000,000 shares authorized 9,319,808 and 9,305,208 shares issued at September 30,
     1999 and December 31, 1998, respectively
     Class B-1 Common Stock, $.01 par value, 15,257,915 shares                               28,093              28,093
     authorized, 2,809,296 shares issues and outstanding
     Class B-2 Common Stock, $.01 par value, 9,732,085 shares                                17,907              17,907
     authorized, 1,790,704 shares issued and outstanding
     Class C Common Stock, $.01 par value, 13,846,155 shares                                 76,923              76,923
     authorized, 7,692,309 shares issued and outstanding
     Class L Common Stock, $.01 par value 2,461,538 shares authorized,                       24,615              24,615
     issued and outstanding
     Additional paid-in capital                                                          70,255,721          59,452,218

     Accumulated Deficit                                                                (89,851,395)        (84,309,173)

     Less cost of 1,012,500 shares of Class A Common Stock held in Treasury                 (10,125)            (10,125)
                                                                                      -------------        ------------
     Total stockholders' deficiency                                                     (19,365,063)        (24,626,490)
                                                                                      -------------        ------------
     Total liabilities and stockholders' deficiency                                   $  14,310,221        $ 19,191,416
                                                                                      =============        ============

See accompanying notes.

                         Physicians Quality Care, Inc.
                           Statements of Operations
                                  (Unaudited)

                                                                  Three Months                 Nine Months
                                                               Ended September 30          Ended September 30
                                                               ------------------          ------------------
                                                               1999          1998          1999          1998
                                                               ----          ----          ----          ----
Management fee                                             $     5,101   $   133,660   $   938,665   $    362,090

Operating expenses:
  Salaries and benefits                                        474,257       442,981     1,484,289      1,784,214
  General and administrative expenses                          121,115       716,532     1,070,616      2,484,428
  Depreciation and amortization                                 39,874       588,131       215,704      1,720,354
                                                           -----------   -----------   -----------   ------------
Total expenses                                                 635,246     1,747,644     2,770,609      5,988,996
                                                           -----------   -----------   -----------   ------------

Operating loss                                                (630,145)   (1,613,984)   (1,831,944)    (5,626,906)

Other income (expense):
  Interest income                                               37,999        98,819        93,874        225,223
  Loss of investment in subsidiary and affiliates           (1,467,191)   (1,194,595)   (3,786,819)    (2,021,863)
  Interest expense                                                   -             -        (3,661)        (4,818)
                                                           -----------   -----------   -----------   ------------
                                                            (1,429,192)   (1,095,776)   (3,969,606)    (1,801,458)
                                                           -----------   -----------   -----------   ------------

Loss before income taxes                                    (2,059,337)   (2,709,760)   (5,528,550)    (7,428,364)
Income tax (benefit) provision                                 (52,847)     (746,063)      (23,138)      (746,063)
                                                           -----------   -----------   -----------   ------------

  Net loss                                                 $(2,006,490)  $(1,963,697)  $(5,505,412)  $ (6,682,301)
                                                           ===========   ===========   ===========   ============
Net income (loss) available to common stock                $(2,006,490)  $16,453,439   $(5,505,412)  $  7,281,344
                                                           ===========   ===========   ===========   ============
Net income (loss) per common share-basic                   $     (0.05)  $      0.40   $    $(0.14)  $      $0.18
                                                           ===========   ===========   ===========   ============
Weighted average common shares outstanding                  37,012,791    41,589,306    40,733,686     40,106,514
                                                           ===========   ===========   ===========   ============
Net income available to common stock                                     $16,453,439                 $  7,281,344
                                                                         ===========                 ============
Net income per common share-diluted                                      $      0.32                 $       0.14
                                                                         ===========                 ============
Weighted average shares outstanding-diluted                               50,685,887                   50,264,579
                                                                         ===========                 ============

See accompanying notes.

       Physicians Quality Care, Inc. Statements of Cash Flows(Unaudited)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                      -------------------------------
                                                                                         1999                 1998
                                                                                      -----------        ------------
Operating Activities
Net loss                                                                              $(5,505,412)       $ (6,596,296)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                            215,704           1,720,354
 Changes in operating assets and liabilities, net of effects of  business acquisitions:
   Due from affiliated physician practices                                                584,958          (3,593,038)
   Prepaid expenses and other assets                                                      108,079             (52,860)
   Accounts payable and accrued expenses                                                  657,377            (737,781)
                                                                                      -----------        ------------
Net cash used in operating activities                                                  (5,109,210)        (10,005,683)

Investing Activities
Purchase of property and equipment                                                         (2,537)           (108,922)
Decrease/(increase) in restricted cash                                                    189,206          (1,235,797)
Proceeds from Note receivable                                                           2,610,990                  --
Cash paid for affiliations                                                               (158,255)            (50,000)
                                                                                      -----------        ------------
Net cash provided by (used in) investing activities                                     2,639,404          (1,394,719)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs                               3,650           8,004,856
                                                                                      -----------        ------------
Net cash provided by financing activities                                                   3,650           8,004,856
                                                                                      -----------        ------------
Net decrease in cash and cash equivalents                                              (2,466,156)         (3,395,546)
Cash and cash equivalents at beginning of period                                        4,038,802           8,782,019
                                                                                      -----------        ------------
Cash and cash equivalents at end of period                                            $ 1,572,646        $  5,386,473
                                                                                      ===========        ============

See accompanying notes.

                         Physicians Quality Care, Inc.

                    Notes to Unaudited Financial Statements
                 Nine Months Ended September 30, 1999 and 1998

     (1)    Basis of Presentation
            ---------------------

     The accompanying unaudited financial statements of Physicians Quality Care, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and in accordance with Rule 10-01 of Regulation S-X.

     In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position as of September 30, 1999 and the results of operations for the nine months ended September 30, 1999. The results of operations for the nine month periods ended September 30, 1999 are not necessarily indicative of results for the full year.

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

     (3)    Sales of Business and Restructuring
            -----------------------------------

     In 1999, the Company determined that it would not be able to achieve positive cash flows under its current service agreements with the affiliated medical practices. The Company also concluded that it did not have sufficient financial resources to expand its operations or to continue to incur financial losses at historical rates, including the rate incurred during the first nine months of 1999. To address this situation, the Company sold in May, 1999 its interest in Clinical Associates, P.A. (Flagship II) to the physicians affiliated with Clinical Associates.

     The Company is also in the process of selling its interest in the physician practices of Flagship Health, PA. If such transactions are completed, the Company will have discontinued all operations in the Baltimore area. At this time, the Company has entered into definitive agreements for the sale of three Flagship Health physician practices and closed those transactions in December, 1999. The Company has entered into definitive agreements with a number of additional Flagship Health physicians and the closings of these transactions are expected to occur in January and February of 2000. There can be no assurance that any agreements will be reached with any or all of these physician practices.

     At this time, the Company has reached a definitive agreement with the physicians affiliated with Medical Care Partners with the objective of selling the Company's interests in Medical Care Partners to such physicians. The transactions with Medical Care Partners are expected to close in January and February, 2000. There can be no assurance if the sale of the Flagship Health and Medical Care Partners practices are completed that the Company's remaining operations will constitute a viable business.

    The Company has also been seeking to sell its interest in the Atlanta IPA businesses (TLC Management Company and Total Quality Practice Management, Inc.), if the Company sells all of the practices and its interests in the IPA businesses, it anticipates that such proceeds will be substantially less than the liquidation preference on the Class B, C and L Common Stock.

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

     In 1999, the Company determined that it would not be able to achieve positive cash flows under its current service agreements with the affiliated medical practices. The Company also concluded that it did not have sufficient financial resources to expand its operations or to continue to incur financial losses at historical rates, including the rate incurred during the first nine months of 1999. To address this situation, the Company sold in May, 1999 its interest in Clinical Associates, P.A. (Flagship II) to the physicians affiliated with Clinical Associates.

     The Company is also currently in the process of selling its interest in the physician practices of Flagship Health, PA. If such transactions are completed, the Company will have discontinued all operations in the Baltimore area. At this time, the Company has entered into definitive agreements for the sale of three Flagship Health physician practices and closed those transactions in December, 1999. The Company has entered into definitive agreements with a number of additional Flagship Health physicians and the closings of these transactions are expected to occur in January and February of 2000. There can be no assurance that any agreements will be reached with any or all of these physician practices.

     At this time, the Company has reached a definitive agreement with the physicians affiliated with Medical Care Partners with the objective of selling the Company's interests in Medical Care Partners to such physicians. The transactions with Medical Care Partners are expected to close in January and February, 2000. There can be no assurance if the sale of the Flagship Health and Medical Care Partners practices are completed that the Company's remaining operations will constitute a viable business.

    The Company has also been seeking to sell its interest in the Atlanta IPA businesses (TLC Management Company and Total Quality Practice Management, Inc.), if the Company sells all of the practices and its interests in the IPA businesses, it anticipates that such proceeds will be substantially less than the liquidation preference on the Class B, C and L Common Stock.

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

     As of September 30, 1999, the Company had affiliations or IPA arrangements with the following physicians:

                                                                Affiliated Physicians
                                                 Maryland           Massachusetts            Georgia

Total:                                              56                   42                      0

                                                                   IPA Physicians
                                                 Maryland           Massachusetts            Georgia

Total:                                               0                    0                    350


(*) Reflects number of physicians in IPA network in which the Company has a 50% interest.

Write-down of Intangible Assets

     In connection with its Affiliations, the Company has recorded a significant amount of intangible assets as the consideration paid to physicians exceeds the value of the practice assets. At December 31, 1997, the Company had intangible assets of approximately $61.2 million reflected on its balance sheet as long-term affiliation agreements. The Company has written the value of such intangibles down to $6.1 million at December 31, 1998. During the nine months ended September 30, 1999, additional adjustments and reclassifications reduced the carrying value to $4.3 million. Depending upon the outcome of negotiations with affiliated physicians, additional write-downs are possible.

Results of Operations

Nine Months ended September 30, 1999

     Management fee income was approximately $939,000 for the first nine months of 1999 compared to approximately $362,000 during the first nine months of 1998. Each of the three affiliated groups were parties to their respective Services Agreement during the entire period of both years, except that the Services Agreement with Flagship Health II, PA ("Flagship II") terminated in May 1999. Management fee income is expected to decrease in future periods resulting from the termination in May 1999 of affiliate arrangements with Flagship II and the other anticipated termination of affiliate arrangements with the majority of physicians affiliated with Flagship Health, PA and Medical Care Partners PC. The Company's operating expenses also declined significantly during the period, with salaries and benefits declining from approximately $1,784,000 in the 1998 period to approximately $1,484,000 for the first nine months of 1999. This decline principally reflects the reduction in staffing levels as the Company has reduced the size of its corporate staff. General and administrative expenses declined from approximately $2,484,000 during the first nine months of 1998 to approximately $1,071,000 during the corresponding period in 1999. The decline in general and administrative expenses reflects cost saving measures undertaken by the Company, the smaller scope of the Company's corporate activities, reduced office rent as the Company moved to a smaller and less expensive facility and reduced business development activities. Depreciation and amortization declined by approximately $1,505,000 for the first nine months of 1999 compared to 1998. This reduction is attributable to the $54.0 million write down of goodwill at the end of 1998. Since the reduction in expenses outpaced the reduction in management fees, the Company narrowed the operating loss in the first nine months from approximately $5,627,000 in 1998 to a loss of approximately $1,832,000 in 1999. After giving effect to non-operating losses (principally loss of investment in subsidiaries and affiliates), the Company had a net loss of approximately $5,505,000 for the first nine months of 1999, compared to a loss of approximately $6,682,000 for the first nine months of 1998.

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

     Working capital existing at the date of affiliation has generally been retained in the practices. Therefore, additional working capital investment is generally only required to the extent billing processing is slowed during payor administrative changes after an affiliation and also to fund growth of revenues. The Company has a total of $5.7 million due from the Affiliated Groups at September 30, 1999 compared to approximately $6.9 million at December 31, 1998. The decrease reflects a decrease in the number of days that collections of the affiliated groups remain outstanding, and the sale of Flagship II.

     The Company's liquidity position continued to decline during the first nine months of 1999. The Company's only source of capital during the period was its operations. The Company used net cash of approximately $2.4 million in its operations. Cash and cash equivalents declined from approximately $4.0 million at December 31, 1998 to approximately $1.6 million at September 30, 1999. In light of its financial condition, the Company has taken significant steps to reduce its operating expenses. Such actions, including staff reductions and termination arrangements, have resulted in contractual obligations that will be payable in future periods. These related actions were recorded as part of a restructuring charge taken by the Company at December 31, 1998. The Company believes the restructuring charge will be sufficient to cover these obligations. The Company anticipates that its future uses of cash will primarily be such expenses and the funding of operating losses. In addition to cash available at September 30, 1999, the Company will receive payments in connection with the sale of its interest in Flagship Health and Medical Care Partners. If both Medical Care Partners and Flagship Health are sold, such proceeds, after payment of the Company's obligations, are expected to be less than the liquidation preference on the Class B, C and L Common Stock. Consequently, if the Company were to be dissolved, the holders of Class A Common Stock are unlikely to be entitled to participate in the proceeds of the disposition of the Company's businesses.

     In light of its financial condition, the Company does not have any material capital expenditures budgeted for 1999.

Factors Affecting Future Operating Results

     History of Operating Losses

     The Company has incurred losses in each of its fiscal years and through the third quarter of 1999. The Company expects to incur operating losses for at least the immediate future. The Company currently does not have significant resources to fund future operating losses. See "-- Need for Substantial Additional Capital." There can be no assurance that the Company will achieve or maintain profitability.

     Restructuring

     The Company has sold the operations of Flagship II and is in the process of negotiating transactions to sell the assets of Flagship Health and Medical Care Partners to the affiliated physicians. Even if the Company succeeds in such efforts, the Company will not have significant capital resources and anticipates that it would receive proceeds from the sale of the practices and the Atlanta IPA business (TLC Management Company and Total Quality Practice Management, Inc.), that are substantially less than the liquidation preferences on the Class B, C and L common stock. Consequently, if the Company were to liquidate its assets and dissolve the Company, it is likely that the holders of Class A Common Stock would not receive any proceeds in such dissolution.

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

     Risk of Inability to Manage Expanding Operations

     The Company has sought to expand its operations rapidly, which has created significant demands on the Company's administrative, operational and financial personnel and systems. During the past nine months, the Company has sought to reduce its staff and overhead. There can be no assurance that the Company's systems, procedures, controls and staffing are adequate to support the Company's operations.

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

     Risks of Capitated Contracts

     The physician groups with which the Company is affiliated are parties to certain capitated contracts with third party payors, such as insurance companies. In general, risk contracts pay a flat dollar amount per enrollee in exchange for the physician's obligation to provide or arrange for the provision of a broad range of healthcare services (including in-patient care) to the enrollee. A significant difference between a full risk capitated contract and traditional managed care contracts is that the physician is sometimes responsible for both professional physician services and many other healthcare services, e.g., hospital, laboratory, nursing home and home health. The physician is not only the "gatekeeper" for enrollees, but is also financially at risk for over-utilization and for the actuarial risk that certain patients may consume significantly more healthcare resources than average for patients of similar age and sex (such patients are referred to herein as "high risk patients").

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


Date: January 25, 2000                          PHYSICIANS QUALITY CARE, INC.


                                                By:   /s/  Eugene M. Bullis
                                                    --------------------------
                                                    Eugene M. Bullis
                                                    Chief Financial Officer
                                                    and Senior Vice President

                                 EXHIBIT INDEX

Exhibits
--------

27         Financial Data Schedule